Form 10-K
period 1993-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP X
filed 1994-03-30
CIK 314459

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1993                      Commission file no. 0-9726


              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
        (Exact name of registrant as specified in its charter)


                       Illinois               36-3057941
             (State of organization)(I.R.S. Employer Identification No.)


   900 N. Michigan Ave., Chicago, Illinois        60611
    (Address of principal executive office)    (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
Title of each class                             which registered
- -------------------                            ------------------------

        None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                     LIMITED PARTNERSHIP INTERESTS
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K - X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Certain pages of the prospectus of the registrant dated May 29, 1980, as supplemented August 4, 1980, November 12, 1980, November 24, 1980, January 30, 1981 and February 10, 1981, and filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Parts I and III of this Annual Report on Form 10-K.
                             TABLE OF CONTENTS



                                                                Page
                                                                ----
PART I

Item  1.     Business. . . . . . . . . . . . . . . . . . . .      1

Item  2.     Properties. . . . . . . . . . . . . . . . . . .      7

Item  3.     Legal Proceedings . . . . . . . . . . . . . . .      9

Item  4.     Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .      9


PART II

Item  5.     Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters . . . . . . . .      9

Item  6.     Selected Financial Data . . . . . . . . . . . .     10

Item  7.     Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .     17

Item  8.     Financial Statements and Supplementary Data . .     22

Item  9.     Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . .     74


PART III

Item 10.     Directors and Executive Officers of the
             Partnership . . . . . . . . . . . . . . . . . .     74

Item 11.     Executive Compensation. . . . . . . . . . . . .     77

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management . . . . . . . . . . . . .     78

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .     80


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .     80


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .     82












                                    i

                                    PART I
ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Carlyle Real Estate Limited Partnership - X (the "Partnership"), is a limited partnership formed in 1979 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $82,500,000 in Limited Partnership Interests (the "Interests") commencing in May 1980 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-66350), which offering was increased by $17,500,000 pursuant to a new Registration Statement (No. 2-69818). A total of 100,000 Interests were sold to the public at $1,000 per Interest. The offering closed in February 1981. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate on or before December 31, 2030. Accordingly, the Partnership intends to hold the real properties it acquires for investment purposes until such time as sale or other disposition appears to be advantageous. Unless otherwise described, the Partnership expects to hold its properties for long-term investment where, due to current market conditions, it is impossible to forecast the expected holding period. At sale of a particular property, the proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:

                                                                        Sale or Disposal Date
                                                                           or if Owned at
                                                                         December 31, 1993,
Name, Type of Property                                 Date of            Original Invested
    and Location (g)                    Size          Purchase         Capital Percentage (a)        Type of Ownership
- ----------------------                  ----          --------         ----------------------        -----------------
 1.  Lone Pine/Bloomfield
      Office Center
      Bloomfield Hills,
      Michigan . . . .              75,300 sq.ft.      8-13-80                 6-30-86               fee ownership of land and
                                       n.r.a.                                                        improvements (through joint
                                                                                                     venture partnership)

 2.  Graystone Office/
      Warehouse
      Dallas, Texas. .              97,000 sq.ft.      8-13-80                 7-4-89                fee ownership of land and
                                       n.r.a.                                                        improvements (through joint
                                                                                                     venture partnership)
 3.  Windmill Park
      Apartments
      Midland, Texas .                228 units        6-12-80                 9-23-92               fee ownership of land and
                                                                                                     improvements (through joint
                                                                                                     venture partnership) (c)(d)
 4.  Park Place Towers
      Office Center
      Birmingham,
      Alabama. . . . .             305,900 sq.ft.      7-14-80                 6-13-91               fee ownership of land and
                                       n.r.a.                                                        improvements (through joint
                                                                                                     venture partnership) (d)(e)
 5.  Centroplex Office
      Building
      White Plains,
      New York . . . .             412,000 sq.ft.      8-1-80                  7-10-91               fee ownership of land and
                                       n.r.a.                                                        improvements (through joint
                                                                                                     venture partnership) (c)(d)
 6.  Sunrise Mall
      Brownsville,
      Texas. . . . . .             311,000 sq.ft.      9-1-80                   8.55%                fee ownership of land and
                                       g.l.a.                                                        improvements (through joint
                                                                                                     venture partnership) (b)(d)(h)
 7.  Summit North
      Apartments
      Atlanta,
      Georgia. . . . .                250 units        9-17-80                 6-16-83               fee ownership of land and
                                                                                                     improvements (through joint
                                                                                                     venture partnership)
                                                                          Sale or Disposal Date
                                                                           or if Owned at
                                                                         December 31, 1993,
Name, Type of Property                                 Date of            Original Invested
    and Location (g)                    Size          Purchase         Capital Percentage (a)        Type of Ownership
- ----------------------                  ----          --------         ----------------------        -----------------

 8.  Holly Pond
      Office Center
      Stamford,
      Connecticut. . .              64,000 sq.ft.     12-17-80                  1.61%                fee ownership of land and
                                       n.r.a.                                                        improvements (through joint
                                                                                                     venture partnership) (b)(d)
 9.  Main Place
      Apartments
      Mesa, Arizona. .                336 units       11-27-80                 6-27-90               fee ownership of land and
                                                                                                     improvements (through joint
                                                                                                     venture partnership)
10.  Garret Mountain
      Office Center
      West Paterson,
      New Jersey . . .             122,400 sq.ft.     10-29-80                  2.95%                fee ownership of land and
                                       n.r.a.                                                        improvements (through joint
                                                                                                     venture partnership) (b)(d)(h)
11.  Washington Office
      Building
      Washington, DC .             260,000 sq.ft.     12-18-80                 9-30-88               fee ownership of land and
                                       n.r.a.                                                        improvements (through joint
                                                                                                     venture partnership)
12.  Double Tree Apartments
      El Paso, Texas .                284 units       12/17/80                 3-18-93               fee ownership of land and
                                                                                                     improvements (c)
13.  Frontier Mall
      Cheyenne,
      Wyoming. . . . .             232,000 sq.ft.     12-16-80                10-31-93               fee ownership of land and
                                       g.l.a.                                                        improvements (through joint
                                                                                                     venture partnership) (c)(d)
14.  Union Plaza
      Office Building
      Oklahoma City,
      Oklahoma . . . .             250,000 sq.ft.     12-31-80                 8-31-93               fee ownership of land and
                                       n.r.a.                                                        improvements (through joint
                                                                                                     venture partnership) (d)(f)
15.  Seattle Arcade
      Office Building
      Seattle,
      Washington . . .              90,000 sq.ft.     12-30-80                 8-8-83                fee ownership of land and
                                       n.r.a.                                                        improvements

                                                                           or if Owned at
                                                                         December 31, 1993,
Name, Type of Property                                 Date of            Original Invested
    and Location (g)                    Size          Purchase         Capital Percentage (a)        Type of Ownership
- ----------------------                  ----          --------         ----------------------        -----------------

16.  Westwood Plaza
 Westwood Plaza
      Shopping Center
      Westwood,
      New Jersey . . .             174,000 sq.ft.     12-17-80                 8-22-88               fee ownership of land and
                                       g.l.a.                                                        improvements and ground
                                                                                                     leasehold interest in land
                                                                                                     (through joint venture
                                                                                                     partnership)
17.  Silvermine
      Apartments
      Victoria,
      Texas. . . . . .               216 units        12-19-80                  1.25%                fee ownership of land and
                                                                                                     improvements (through joint
                                                                                                     venture partnership) (b)(d)
18.  Sunset Limited
      Apartments
      Harris County,
      Texas. . . . . .                288 units        2-6-81                  6-5-90                fee ownership of land and
                                                                                                     improvements
19.  Highpoint Shopping
      Center
      Harris County,
      Texas. . . . . .              21,000 sq.ft.      2-6-81                  2-5-91                fee ownership of land and
                                       g.l.a.                                                        improvements (e)
20.  Greenway Towers
      Office Building
      Dallas, Texas. .             185,700 sq.ft.      6-30-81                   5%                  fee ownership of land and
                                          n.r.a.                                                     improvements (through joint
                                                                                                     venture partnership) (d)
21.  First Interstate
      Center
      Seattle,
      Washington . . .             893,000 sq.ft.     12-29-82                 12.46%                fee ownership of improvements
                                          n.r.a.                                                     and ground leasehold interest
                                                                                                     in land (through joint
                                                                                                     venture partnership) (d)

- ---------------

  (a) The computation of this percentage for properties held at December 31, 1993 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b) Reference is made to Note 4 and to Note 3 of Notes to Financial Statements of Unconsolidated Venture for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

  (c) This property or the Partnership's interest in this property has been sold. Reference is made to Note 7 for a description of the sale of such real property investment.

  (d) Reference is made to Note 3 for a general description of the joint venture partnership through which the Partnership has made this real property investment.

  (e) The venture transferred title of the property to the lender pursuant to a legal action by the lender to realize upon its security interest in the property. Reference is made to Note 4(b).

  (f) The lender concluded proceedings to realize upon its security and took title to the property on August 31, 1993. Reference is made to Note 4(b)(7).

  (g) Reference is made to Item 8 - Schedules X and XI filed with this annual report for further information concerning real estate taxes and depreciation.

  (h) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

     On March 18, 1993, the Partnership sold the land, building, related improvements and personal property of the Double Tree Apartments located in El Paso, Texas. Reference is made to the Partnership's report on Form 8-K (File No. 0-9726) dated April 26, 1993 and hereby incorporated herein by reference and also to Note 7(c) for a further description of the transaction.

     On August 31, 1993, the lender for the Union Plaza Office Building realized upon its mortgage security interest and took title to the property. Reference is made to the description of such transaction in the Partnership's report on Form 8-K (File No. 0-9726) dated September 15, 1993 and hereby incorporated herein by reference and also to Note 4(b)(7) for a further description of the transaction.

     On October 31, 1993, the Partnership and an affiliate sold their interests in the Frontier Mall Venture. Reference is made to the description of such transaction in the Partnership's report on Form 8-K (File No. 0-9726) dated November 12, 1993 and hereby incorporated herein by reference and also to Note 7(d) for a further description of the transaction.

     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is made. The Partnership maintains the suitability and competitiveness of its properties in their markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1993 are adequately insured.

     Reference is made to Note 8 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1993.

     The Partnership has one part-time and eight full-time personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership. Such employees perform on-site duties at certain of the Partnership's properties.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

     The Partnership owns directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1993 and 1992 for the Partnership's investment properties owned during 1993:

                                                                         1992                            1993
                                                             -------------------------------  ------------------------------
                                                                 At      At      At      At      At      At      At      At
                                            Principal Business  3/31    6/30    9/30   12/31    3/31    6/30    9/30   12/31
                                            ------------------  ----    ----    ----   -----    ----    ----   -----   -----
 1. Holly Pond Office Center
      Stamford, Connecticut. . . . . . . .  Financial Services/
                                            Attorneys            58%     59%     62%     63%     63%     74%     74%     85%
 2. Sunrise Mall
      Brownsville, Texas . . . . . . . . .  Retail               87%  89%(a)  89%(a)  89%(a)  89%(a)  89%(a)  89%(a)  89%(a)
 3. Garret Mountain Office
     Center West Paterson,
     New Jersey. . . . . . . . . . . . . .  Utilities/
                                            Food Products     74%(b)     72%     99%     99%     99%     99%     99%     99%
 4. Double Tree Apartments
      El Paso, Texas . . . . . . . . . . .  Apartments           89%     91%     98%     99%     N/A     N/A     N/A     N/A
 5. Silvermine Apartments
      Victoria, Texas. . . . . . . . . . .  Apartments           97%    100%     99%     96%     94%     97%     97%     99%
 6. Union Plaza Office
     Building Oklahoma City,
     Oklahoma. . . . . . . . . . . . . . .  Banking/Insurance    86%     86%     84%     84%     86%     80%     N/A     N/A
 7. Greenway Towers
      Office Building
      Dallas, Texas. . . . . . . . . . . .  Insurance            68%     72%     67%     75%     75%     70%     66%     80%
 8. Frontier Mall
      Cheyenne, Wyoming. . . . . . . . . .  Retail               87%     87%     87%     87%     87%     89%     89%     N/A
 9. First Interstate Center
      Seattle, Washington. . . . . . . . .  Financial Services/
                                            Railroads            95%     95%     95%     96%     96%     96%     97%     97%

- --------------------

  (a) Occupancy including temporary tenants is 96%.

  (b) An additional 26% of the property had been leased to a major tenant who had vacated the building. The tenant continued to make rental payments pursuant to its lease obligations up until the Partnership received a lump-sum payment of $185,000 in June 1992, in exchange for the release of the tenant's remaining lease obligation (which was to expire September 1992).

  An "N/A" indicates that the property was sold or was not owned by the Partnership at the end of the period.

  Reference is made to Item 6, Item 7 and Note 8 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1992 and 1993.




                                    PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
             AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1993, there were 10,392 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as, any economic aspects of the transaction, will be subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

ITEM 6.  SELECTED FINANCIAL DATA
                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                           DECEMBER 31, 1993, 1992, 1991, 1990 AND 1989
                                           (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                                  1993            1992             1991            1990            1989
                                             -------------   -------------    -------------   -------------   -------------
Total income . . . . . . . . . . . . . . .    $  9,668,173      12,851,389       19,948,609      27,049,560      29,431,719
                                              ============   =============    =============   =============   =============

Operating loss . . . . . . . . . . . . . .    $ (3,800,303)     (3,056,251)      (2,566,748)     (3,734,667)     (2,567,624)
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . .        (429,451)      3,012,015         (970,190)       (944,088)       (957,738)
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . .         522,333      (2,633,434)          65,794        (261,855)       (205,082)
                                             -------------   -------------    -------------   -------------   -------------

Net operating loss . . . . . . . . . . . .      (3,707,421)     (2,677,670)      (3,471,144)     (4,940,610)     (3,730,444)
Gain (loss) on sale or disposition of
  investment properties, net . . . . . . .      10,367,072        (763,877)      16,929,654       6,221,660         307,956
                                             -------------   -------------    -------------   -------------   -------------

Net earnings (loss) before extra-
  ordinary items . . . . . . . . . . . . .       6,659,651      (3,441,547)      13,458,510       1,281,050      (3,422,488)

Extraordinary items, net . . . . . . . . .           --          2,411,425         (816,125)          --              --
                                             -------------   -------------    -------------   -------------   -------------

        Net earnings (loss). . . . . . . .   $   6,659,651      (1,030,122)      12,642,385       1,281,050      (3,422,488)
                                             =============   =============    =============   =============   =============

                                                  1993            1992             1991            1990            1989
                                             -------------   -------------    -------------   -------------   -------------

Net earnings (loss) per Interest (b):
   Net operating loss. . . . . . . . . . .   $      (35.59)         (25.70)          (33.32)         (47.43)         (35.81)
   Gain (loss) on sale or disposition
     of investment properties, net . . . .          102.63           (7.56)          167.60           61.59            3.05
   Extraordinary items, net. . . . . . . .           --              23.87            (8.08)          --              --
                                              ------------   -------------    -------------   -------------   -------------

                                              $      67.04           (9.39)          126.20           14.16          (32.76)
                                              ============   =============    =============   =============   =============

Total assets . . . . . . . . . . . . . . .    $ 45,329,353      66,343,472       68,974,767     112,329,612     125,906,871
Long-term debt . . . . . . . . . . . . . .    $ 16,530,351      23,234,806       23,551,860      72,673,641     107,079,241
Cash distributions per Interest (c). . . .    $      15.00            6.00           119.00           12.00           12.00
                                             =============   =============    =============   =============   =============

- -------------

  (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b) The net earnings (loss) per Interest is based upon the Interests outstanding at the end of the period (100,005).

  (c) Cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.

SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1993


Property
- --------

Garret Mountain
Office Center      a)     The GLA historical occupancy rate and average base rent per square foot for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                          1989 . . . . . . .       88%           $12.98
                          1990 . . . . . . .       92%            17.34
                          1991 . . . . . . .       95%            17.42
                          1992 . . . . . . .       99%            19.24
                          1993 . . . . . . .       99%            13.50

                          (1) As of December 31 of each year.
                          (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------

                          Peoples Service                25,010         $450,180        12/1997            N/A
                          Electric and Gas Co.
                          (Utility)

                          Olin Hunt                      28,806          504,105        8/1997             N/A
                          (Food Products)

                          Pioneer Electronics            14,092          246,610        7/1994             N/A

                          United States FBI              16,300          282,826        6/1994             N/A

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at Garrett Mountain Office Center:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                           1994               4            40,816         $741,219         44,01%
                           1995               3             4,319           76,230          4.53%
                           1996               2            31,945          604,399         35.88%
                           1997               3            35,689          613,137         36.40%
                           1998              --             --               --             --
                           1999               1            10,582          232,804         13.82%
                           2000              --             --               --             --
                           2001              --             --               --             --
                           2002              --             --               --             --
                           2003              --             --               --             --

                           (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

Property
- --------

Sunrise Mall       a)     The GLA historical occupancy rate and average base rent per square foot for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                          1989 . . . . . . .       86%           $6.06
                          1990 . . . . . . .       86%            5.91
                          1991 . . . . . . .       87%            5.96
                          1992 . . . . . . .       89%            5.78
                          1993 . . . . . . .       89%            6.11

                          (1) As of December 31 of each year.
                          (2) Average base rent per square foot is based on GLA occupied as of
                              December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------

                          K-Mart                         84,180         $266,349        1/2005             N/A
                          (Department Store)

                          Beall Brothers                 42,000          147,000        1/2000             N/A
                          (Department Store)

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at Sunrise Mall:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                             1994             7             5,605         $ 30,098           1.8%
                             1995            19            44,218          402,384          23.9%
                             1996             3            10,125           68,040           4.1%
                             1997             1             1,350           22,275           1.3%
                             1998             2             4,920           53,923           3.2%
                             1999             1             1,054           16,864           1.0%
                             2000             4            47,196          227,013          13.5%
                             2001             8            36,207          328,760          19.6%
                             2002             1             1,750           28,875           1.7%
                             2003             4             6,023           86,310           5.1%

                             (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     On May 29, 1980, the Partnership commenced an offering of $82,500,000 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, which offering was increased by $17,500,000 by a new Registration Statement. All Interests were subscribed and issued between May 29, 1980 and February 11, 1981 from which the Partnership received gross proceeds of $100,000,000.

     After deducting selling expenses and other offering costs, the Partnership had approximately $90,000,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital reserves. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     At December 31, 1993, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $976,000. Such cash and cash equivalents and short-term investments of approximately $17,287,000 are available for capital improvements, distributions to partners, and for working capital requirements including operating deficits at Sunrise Mall and possibly operating deficits at Garret Mountain Office Center in future periods. The Partnership and its consolidated ventures have currently budgeted approximately $408,000 for tenant improvements and other capital expenditures in 1994. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures is currently budgeted to be approximately $619,000 in 1994. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The Partnership's interest in Frontier Mall Associates was sold on October 31, 1993. Reference is made to Note 7(d). The Partnership is undertaking a study to determine the financial and competitive feasibility of an expansion of Sunrise Mall to accommodate certain retail tenants who have indicated an interest in possibly opening stores at the mall.

In addition, Greenway Towers Office Building is incurring capital improvements and operating deficits, which amounts were being funded from its mortgage loan. This loan was refinanced in October 1992 with a new first mortgage that allows for advances for tenant improvements, leasing commissions, interest advances and capital improvements. As of December 31, 1993, $2,512,285 was available for future advances Reference is made to Note 4(b)(10). The Greenway Towers Office Building in Dallas, Texas was 80% occupied at December 31, 1993. The second mortgage loan secured by both the Garret Mountain Office Center and the venture was extended to July 31, 1996 in October 1993. Reference is made to note 4(b)(11).

     Many of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions have resulted in the operating deficits described above.

     Although new construction in the Seattle office market has virtually ceased the overall market remains very competitive due to a significant amount of sublease space in the market. Although, the occupancy (97% at December 31, 1993) of First Interstate Center has not been adversely affected to date by the competitive office market, effective rental rates have decreased as a result. Due to the competitive market conditions and the significant amounts of expiring square footage over the next several years, the property will reserve a portion of its cash flow in order to cover the re-leasing costs required. The first mortgage loan secured by the property is scheduled to mature in December 1995. The venture anticipates approaching the mortgage lender regarding an extension or modification of the existing mortgage loan. There can be no assurance that any such extension or modification will be obtained.
     As described more fully in Notes 3 and 4(b), the Partnership is negotiating or has received mortgage loan modifications on certain of its properties. The existing modifications expire at various dates beginning in December 1995. There can be no assurance that the Partnership will be able to secure the modifications for which it is negotiating, or that upon the expiration of the existing modifications the Partnership will be able to secure further modifications to these loans. Commencing in December 1995, certain of the mortgage loans securing the properties will begin to mature.
At maturity, there can be no assurances that the Partnership will be able to obtain replacement financing. If the Partnership does not seek or is unable to secure new or additional modifications or extensions to the loans, based upon current and expected future market conditions, the Partnership would likely decide not to commit any significant additional amounts to any of the properties which are incurring or in the future do incur, operating deficits. This would result in the Partnership no longer having an ownership interest in such properties. Such decisions would be made on a property-by-property basis and result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     In August 1990, the Holly Pond venture suspended debt service payments at the Holly Pond Office Building. In addition, the Partnership has accrued $36,000 for potential future environmental clean-up costs at the Holly Pond property. (Reference is made to Note 4(b)(6)).

     In November 1991, the Energy Plaza venture reduced debt service payments to the extent of cash flow at the Union Plaza Office Building. On May 27, 1993, the lender posted the property for acceleration of the mortgage and all accrued interest. Based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, the Partnership had decided not to commit any significant additional amounts to the property. Consequently, the lender realized upon its mortgage security interest in the property on August 31, 1993. Reference is made to Note 4(b)(7).

     The mortgage loan secured by the Double Tree Apartments was scheduled to mature in April 1992. The Partnership had obtained a one year extension.
Debt service payments were ceased beginning April 1, 1992 in conjunction with the modification negotiations, but payments were remitted in full upon the finalization of the extension agreement. The Partnership continued to pay debt service in accordance with the previously modified terms until the property was sold in March 1993. Reference is made to Notes 4(b)(5) and 7(c).

     The Garret Mountain venture has approached the mortgage lender in an effort to negotiate debt service relief on the 12-5/8% first mortgage note secured by the Garret Mountain office building in West Paterson, New Jersey. Effective November 1, 1993, the venture began making cash flow debt service payments. The venture will continue to remit cash flow from the property to the lender; however, such amount will be less than the terms of the current mortgage loan. If the venture is unable to secure additional relief, the Partnership may decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. As a result, the Partnership recorded a provision for value impairment of $785,084 in the accompanying consolidated financial statements. Such provision, made as of December 31, 1993 is recorded to reduce the net carrying value of the investment property to the outstanding balance of the related non-recourse debt. The loan has been classified at December 31, 1993 as a current liability in the accompanying consolidated Balance Sheet. In addition, approximately 32% (based on square footage) of tenant leases at the Garret Mountain office building expire in 1994. There can be no assurance that all of the expiring tenant space will be renewed.

     The sources of capital for items described above and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by the operations of the investment properties and through the sale of such investments. The Partnership's and its Ventures' mortgage obligations are all non-recourse except for the second mortgage secured by both the Garret Mountain Office Center and the venture. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness on the non-recourse obligations unless the related property produces sufficient net cash flow from operations or sale. There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partner(s) in an investment might become unable or unwilling to fulfill its (their) financial or other obligations, or that such joint venture partner(s) may have economic or business interests or goals that are inconsistent with those of the Partnership.

     In response to the weakness of the economy and the limited amount of available real estate financing in particular, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available.
By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.

     Due to the factors discussed above and the general lack of buyers of real estate today, it is likely that the Partnership may hold some of its investment properties longer than originally anticipated in order to maximize the return to the Limited Partners. Although sale proceeds from the disposition of the Partnership's remaining assets are expected, in light of the current severely depressed real estate markets, without a dramatic improvement in market conditions, the Limited Partners will not receive a full return of their original investment.

RESULTS OF OPERATIONS

     At December 31, 1993, 1992 and 1991, the Partnership owned six, nine and ten operating properties, respectively. Reference is made to Notes 3 and 6 for a description of agreements which the Partnership has entered into with sellers or affiliates of sellers of the Partnership's properties for the operation and management of such properties.

     The decrease in cash and cash equivalents and corresponding increase in short-term investments at December 31, 1993 as compared to December 31, 1992 is primarily due to the purchase of short-term investments. The increase in short-term investments is also due to the receipt and temporary investment of net proceeds of $3,308,699 from the sale of the Partnership's interest in the Frontier Mall Venture. Reference is made to Note 7(d). A portion of such proceeds were distributed to the Limited Partners in February 1994. Reference is made to Note 11.

     The decreases in rents and other receivables, land, buildings and improvements, accumulated depreciation, deferred expenses, current portion of long-term debt, and tenant security deposits at December 31, 1993 as compared to December 31, 1992 is due primarily to the sale of Double Tree Apartments in March 1993 and to the lenders obtaining legal title to the Union Plaza office building in August 1993. Reference is made to Notes 4(b)(7) and 7(c).

     The decrease in escrow deposits at December 31, 1993 as compared to December 31, 1992 is due primarily to timing of real estate tax payments of certain investment properties.

     The decrease in investment in unconsolidated ventures reflected as assets at December 31, 1993 as compared to December 31, 1992 is due to losses and distributions from the Greenway Tower Office Building.

     The increase in accrued rents receivable at December 31, 1993 as compared to December 31, 1992 is due primarily to the Partnership's accrual of rental income for certain tenant leases over the full period of occupancy rather than as due per the terms of their respective leases at the Garret Mountain Office Center.

     The decrease in venture partners' deficits in ventures at December 31, 1993 as compared to December 31, 1992 is primarily due to the lenders obtaining legal title to the Union Plaza office building in August 1993. Reference is made to Note 4(b)(7).

     The increases in accrued interest and accrued real estate taxes at December 31, 1993 as compared to December 31, 1992 are due primarily to the suspension of real estate tax payments and debt service payments on the long-term mortgage loan secured by the Holly Pond Office Center. Reference is made to Note 4(b)(6). The increases are partially offset by the lenders obtaining legal title to the Union Plaza office building in August 1993. Reference is made to Note 4(b)(7).

     The increase in investment in unconsolidated ventures reflected as liabilities at December 31, 1993 as compared to December 31, 1992 is due to losses and distributions from the First Interstate Center, partially offset by the sale of the Partnership's interest in the Frontier Mall Venture.
Reference is made to Note 7(d).

     The decrease in long-term debt, less current portion at December 31, 1993 as compared to December 31, 1992 is due to the classification of the first mortgage secured by the Garret Mountain office center as a current liability in 1993 as described above.

     The decreases in rental income, mortgage and other interest, depreciation, and property operating expenses for the year ended December 31, 1993 as compared to the year ended December 31, 1992 are due primarily to the sales of Windmill Park Apartments in September 1992 and Double Tree Apartments in March 1993 and to the lender obtaining legal title to the Union Plaza office building in August 1993. Reference is made to Notes 4(b)(7) and 7.
The decreases in rental income, mortgage and other interest, depreciation, property operating expenses, professional services and general and administrative expenses for the year ended December 31, 1992 as compared to the year ended December 31, 1991 are due primarily to the lender obtaining title to the Highpoint Shopping Center in February 1991 and to the Park Place Towers Office Building in June 1991, the sale of the Centroplex Office Building in July 1991 and the sale of Windmill Park Apartments in September 1992.

     The decrease in interest income for the year ended December 31, 1993 as compared to the year ended December 31, 1992 and December 31, 1992 as compared to December 31, 1991 is primarily due to lower interest rates being earned on U.S. government obligations in 1993 and 1992.

     The decrease in amortization of deferred expenses for the years ended December 31, 1993 and 1992 as compared to the year ended December 31, 1991 is due primarily to the completion of the amortization periods for deferred leasing costs of the Greenway Associates investment property.

     The decrease in management fees to the Corporate General Partner for the years ended December 31, 1993 and 1992 as compared to the year ended December 31, 1991 is due primarily to operating distributions being reduced in 1992 and 1993.

     The provision for unrealizable venture partner deficit in 1992 is a result of the elimination of the venture partners' deficit capital account as of June 30, 1992 at Garret Mountain Office Center.

     The decrease in partnership's share of operations of unconsolidated ventures for the year ended December 31, 1993 as compared to 1992 and increase for 1992 as compared to 1991 is due primarily to the $410,249 gain recognized on the refinancing of debt secured by the Greenway Tower Office Building in 1992. Reference is made to Note 4(b)(10).

     The decrease in venture partners' share of ventures' operations for the year ended December 31, 1992 as compared to the year ended December 31, 1991 is due primarily to the venture's sale of the Centroplex Office Building in July 1991 and the gain recognized on the refinancing of debt secured by the Greenway Tower Office Building. Reference is made to Notes 7(a) and 4(b)(10).

     The $785,084 provision for value impairment for 1993 is due to the Partnership recording a provision for value impairment at the Garret Mountain office building at December 31, 1993 to reduce the net carrying value and the related deferred expenses to the outstanding balance of the related non-recourse financing due to the uncertainty of the Partnership's ability to recover the net carrying value of the investment property through future operations or sale. Reference is made to Note 1.

     The gain on sale or disposition of investment properties for 1993 is related to the sales of the Double Tree Apartment Complex and the Partnership's interest in the Frontier Mall Venture and to the lenders obtaining legal title to the Union Plaza Office Building. Reference is made to Notes 7(c), 7(d) and 4(b)(7). The loss on sale of investment property for 1992 is related to the sale of Windmill Park Apartments. Reference is made to
Note 7(b). The gain on sale or disposition of investments properties for 1991 is related to the lenders obtaining title to the Highpoint Shopping Center and the Park Place Tower Office Building and the sale of the Centroplex Office Building. Reference is made to Notes 4(b)(2), 4(b)(9) and 7(a), respectively.

     The extraordinary item for 1992 relates to the cancellation of the first mortgage note secured by Windmill Park Apartments. Reference is made to Note 7(b). The extraordinary item for 1991 relates to a prepayment penalty related to the retirement of the first mortgage note secured by the Centroplex Office Building upon the sale of the property and the discounted payment of the mortgage note secured by the Silvermine Apartments upon refinancing.
Reference is made to Notes 4(b)(4) and 7(a).

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     To the extent that inflation in future periods does have an adverse impact on property operating expenses, the effect will generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.

     Future inflation may also cause capital appreciation of the Partnership's investment properties over a period of time to the extent that rental rates and replacement costs of properties increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1993 and 1992
Consolidated Statements of Operations, years ended December 31, 1993, 1992 and 1991
Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1993, 1992 and 1991
Consolidated Statements of Cash Flows, years ended December 31, 1993, 1992 and 1991
Notes to Consolidated Financial Statements

                                                               Schedule
                                                               --------

Supplementary Income Statement Information                          X
Consolidated Real Estate and Accumulated Depreciation              XI




                            CARLYLE-SEATTLE
                     AN UNCONSOLIDATED VENTURE OF
              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X

                                 INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1993 and 1992
Statements of Operations, years ended December 31, 1993, 1992 and 1991
Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1993, 1992 and 1991
Statements of Cash Flows, years ended December 31, 1993, 1992 and 1991
Notes to Financial Statements

                                                               Schedule
                                                               --------

Supplementary Income Statement Information                         X
Real Estate and Accumulated Depreciation                          XI

SCHEDULES NOT FILED:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.






                        INDEPENDENT AUDITORS' REPORT

The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - X (a limited partnership) and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - X and consolidated ventures at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                 KPMG PEAT MARWICK

Chicago, Illinois
March 25, 1994

                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                                    CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31, 1993 AND 1992

                                                              ASSETS
                                                              ------
                                                                                                           1993           1992
                                                                                                       ------------   -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   975,562     2,151,619
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17,286,680    13,461,464
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      373,806       536,854
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      208,363       423,756
                                                                                                        -----------   -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18,844,411    16,573,693
                                                                                                        -----------   -----------
Investment properties, at cost (notes 2 and 3) - Schedule XI:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,513,649     6,383,312
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36,950,753    65,833,859
                                                                                                        -----------   -----------
                                                                                                         41,464,402    72,217,171
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19,580,695    29,365,821
                                                                                                        -----------   -----------
          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . .   21,883,707    42,851,350
                                                                                                        -----------   -----------
Investment in unconsolidated ventures, at equity (note 1). . . . . . . . . . . . . . . . . . . . . . .    3,056,454     3,341,769
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      591,053       991,594
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      391,349       302,848
Venture partners' deficits in ventures (note 3). . . . . . . . . . . . . . . . . . . . . . . . . . . .      562,379     2,282,218
                                                                                                        -----------   -----------
                                                                                                        $45,329,353    66,343,472
                                                                                                        ===========   ===========
                                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS - CONTINUED


                                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                              -----------------------------------------------------
                                                                                                           1993           1992
                                                                                                        -----------   -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $12,651,424    32,068,325
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      695,899       671,824
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,369,967     1,678,644
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      859,566       816,255
                                                                                                        -----------   -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16,576,856    35,235,048
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      122,687       192,168
Investment in unconsolidated ventures, at equity (note 1). . . . . . . . . . . . . . . . . . . . . . .    3,408,985     3,255,451
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16,530,351    23,984,806
                                                                                                        -----------   -----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36,638,879    62,667,473
Venture partners' subordinated equity in ventures (note 3) . . . . . . . . . . . . . . . . . . . . . .    5,280,977     5,401,077
Partners' capital accounts (deficits) (note 5):
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000         1,000
     Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,550,420)   (4,505,794)
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (903,693)     (878,692)
                                                                                                        -----------   -----------
                                                                                                         (5,453,113)   (5,383,486)
                                                                                                        -----------   -----------
  Limited partners (100,005 interests):
     Capital contributions, net of offering costs. . . . . . . . . . . . . . . . . . . . . . . . . . .   90,049,709    90,049,709
     Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (28,852,914)  (35,557,191)
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (52,334,185)  (50,834,110)
                                                                                                        -----------   -----------
                                                                                                          8,862,610     3,658,408
                                                                                                        -----------   -----------
          Total partners' capital deficits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,409,497    (1,725,078)
                                                                                                        -----------   -----------
Commitments and contingencies (notes 3, 4 and 8)
                                                                                                        $45,329,353    66,343,472
                                                                                                        ===========   ===========

                                   See accompanying notes to consolidated financial statements.

                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  8,977,099      12,118,555       18,355,491
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         691,074         732,834        1,593,118
                                                                                    ------------    ------------     ------------

                                                                                       9,668,173      12,851,389       19,948,609
                                                                                    ------------    ------------     ------------
Expenses (Schedule X):
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .       4,558,845       5,555,875        7,941,578
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,826,311       2,258,584        3,367,283
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .       5,433,301       6,154,665       10,115,560
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         271,376         238,507          315,846
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         289,712         317,503          396,651
  Management fees to corporate general partner . . . . . . . . . . . . . . . . .          41,669          41,669           62,500
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .         262,178         237,912          315,939
  Provision for unrealizable venture partner deficit  (note 1) . . . . . . . . .           --          1,102,925            --
  Provision for value impairment (note 1). . . . . . . . . . . . . . . . . . . .         785,084           --               --
                                                                                    ------------    ------------     ------------

                                                                                      13,468,476      15,907,640       22,515,357
                                                                                    ------------    ------------     ------------

     Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,800,303)     (3,056,251)      (2,566,748)

Partnership's share of operations of unconsolidated ventures
  (notes 1, 3 and 10). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (429,451)      3,012,015         (970,190)
Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . .         522,333      (2,633,434)          65,794
                                                                                    ------------    ------------     ------------

     Net operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,707,421)     (2,677,670)      (3,471,144)
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



TED STATEMENTS OF OPERATIONS - CONTINUED



                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------

Gain (loss) on sale or disposition of investment properties, net of venture partner's gain (loss) of $2,048,668 in 1993 and
  ($763,877) in 1992 (notes 4(b)(7) and 7) . . . . . . . . . . . . . . . . . . .      10,367,072        (763,877)      16,929,654
                                                                                    ------------    ------------     ------------

     Net earnings (loss) before extraordinary items. . . . . . . . . . . . . . .       6,659,651      (3,441,547)      13,458,510

     Extraordinary items, net of venture partners' share of
       $2,411,425 in 1992 (notes 4(b)(4) and 7). . . . . . . . . . . . . . . . .           --          2,411,425         (816,125)
                                                                                    ------------    ------------     ------------

     Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  6,659,651      (1,030,122)      12,642,385
                                                                                    ============    ============     ============

     Net earnings (loss) per limited partnership interest (note 1):
         Net operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . .    $     (35.59)         (25.70)          (33.32)
         Gain on sale or disposition of investment
           properties, net . . . . . . . . . . . . . . . . . . . . . . . . . . .          102.63           (7.56)          167.60
         Extraordinary items, net. . . . . . . . . . . . . . . . . . . . . . . .           --              23.87            (8.08)
                                                                                    ------------    ------------     ------------

                                                                                    $      67.04           (9.39)          126.20
                                                                                    ============    ============     ============














                                   See accompanying notes to consolidated financial statements.

                                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                    GENERAL PARTNERS                                         LIMITED PARTNERS (100,005 INTERESTS)
                     -------------------------------------------------------      -----------------------------------------------
                                                                              CONTRI-
                                                                              BUTIONS
                                  NET                                         NET OF        NET
                    CONTRI-     EARNINGS        CASH                         OFFERING     EARNINGS        CASH
                    BUTIONS      (LOSS)     DISTRIBUTIONS      TOTAL          COSTS        (LOSS)     DISTRIBUTIONS       TOTAL
                    -------    ----------   -------------   -----------    -----------   ----------   -------------    -----------
Balance (deficit)
 December 31,
 1990. . . . . . .   $1,000    (4,437,452)      (236,993)   (4,673,445)    90,049,709   (47,237,796)   (38,333,485)     4,478,428
Net earnings
 (note 5). . . . .     --          22,289           --          22,289           --      12,620,096          --        12,620,096
Cash distributions
 ($119.00 per limited
 partnership in-
 terest) . . . . .     --          --           (616,698)     (616,698)          --          --        (11,900,595)   (11,900,595)
                     ------   -----------       --------    ----------     ----------   -----------    -----------     ----------
Balance (deficit)
 December 31,
 1991. . . . . . .    1,000    (4,415,163)      (853,691)   (5,267,854)     90,049,709  (34,617,700)   (50,234,080)     5,197,929
Net loss
 (note 5). . . . .     --         (90,631)         --          (90,631)         --         (939,491)         --          (939,491)
Cash distributions
 ($6.00 per limited
 partnership in-
 terest) . . . . .     --          --            (25,001)      (25,001)         --           --           (600,030)      (600,030)
                     ------   -----------       --------    ----------     ----------   -----------    -----------     ----------
Balance (deficit)
 December 31,
 1992. . . . . . .    1,000   (4,505,794)       (878,692)   (5,383,486)    90,049,709   (35,557,191)   (50,834,110)     3,658,408
                                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                          GENERAL PARTNERS                                 LIMITED PARTNERS (100,005 INTERESTS)
                       -------------------------------------------------------      ---------------------------------------------
                                                                              CONTRI-
                                                                              BUTIONS
                                  NET                                         NET OF        NET
                    CONTRI-     EARNINGS        CASH                         OFFERING     EARNINGS        CASH
                    BUTIONS      (LOSS)     DISTRIBUTIONS      TOTAL          COSTS        (LOSS)     DISTRIBUTIONS       TOTAL
                    -------    ----------   -------------   -----------    -----------   ----------   -------------    -----------




Net earnings
 (loss) (note 5) .     --         (44,626)          --         (44,626)          --       6,704,277          --         6,704,277
Cash distributions
 ($15.00 per limited
 partnership in-
 terest) . . . . .     --           --           (25,001)      (25,001)         --            --        (1,500,075)    (1,500,075)
                     ------   -----------       --------    ----------     ----------   -----------    -----------     ----------
Balance (deficit)
 December 31,
 1993. . . . . . .   $1,000    (4,550,420)      (903,693)   (5,453,113)    90,049,709   (28,852,914)   (52,334,185)     8,862,610
                     ======   ===========       ========    ==========     ==========   ===========    ===========     ==========
















                                   See accompanying notes to consolidated financial statements.

                                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                         1993           1992             1991
                                                                                     -----------     -----------      -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 6,659,651      (1,030,122)      12,642,385
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,826,311       2,258,584        3,367,283
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .         289,712         317,503          396,651
    Extraordinary items, net of venture partners' share in 1992
      (notes 4(b) and 7) . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --         (2,411,425)         816,125
    Accrued interest expense on accelerated long-term debt . . . . . . . . . . .           --              --             987,726
    Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . . .         420,883         708,752          886,109
    Provision for unrealizable venture partner deficit . . . . . . . . . . . . .           --          1,102,925            --
    Partnership's share of operations of unconsolidated ventures . . . . . . . .         429,451      (3,012,015)         970,190
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . .        (522,333)      2,633,434          (65,794)
    Provision for value impairment . . . . . . . . . . . . . . . . . . . . . . .         785,084           --               --
    Loss (gain) on sale or disposition of investment properties, net of
      venture partner's share (notes 4(b) and 7) . . . . . . . . . . . . . . . .     (10,367,072)        763,877      (16,929,654)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . .         163,048         388,371          873,736
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         215,393         (11,839)         807,554
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .         (88,501)         78,911          272,163
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24,074        (658,015)      (3,521,214)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         691,323         863,554          808,813
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .          43,311         192,024         (144,851)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .         (69,481)         (5,216)         (10,553)
                                                                                     -----------     -----------      -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . .         500,854       2,179,303        2,156,669
                                                                                     -----------     -----------      -----------
                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                         1993           1992             1991
                                                                                     -----------     -----------      -----------

Cash flows from investing activities:
  Net sales (purchases) of short-term investments. . . . . . . . . . . . . . . .      (3,825,216)      1,831,886            --
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . .        (570,823)     (1,241,647)      (1,071,631)
  Cash proceeds from sale of investment properties, net of selling expenses. . .       4,330,607         500,000       30,390,019
  Partnership's contributions  to unconsolidated ventures. . . . . . . . . . . .           --           (286,008)           --
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . .         353,633         219,824          320,845
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .        (200,019)       (180,525)        (480,318)
                                                                                     -----------     -----------      -----------
          Net cash provided by investing activities. . . . . . . . . . . . . . .          88,182         843,530       29,158,915
                                                                                     -----------     -----------      -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .        (313,424)       (865,786)        (367,005)
  Retirement of long-term debt (note 4(b)) . . . . . . . . . . . . . . . . . . .           --              --          (3,546,658)
  Proceeds from refinancing of long-term debt (note 4(b)). . . . . . . . . . . .           --              --           3,914,700
  Venture partner's contributions to venture . . . . . . . . . . . . . . . . . .         117,407          52,174          117,199
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . .         (44,000)        (19,935)     (16,007,216)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . .      (1,500,075)       (600,030)     (11,900,595)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . .         (25,001)        (25,001)        (616,698)
                                                                                     -----------     -----------      -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . .      (1,765,093)     (1,458,578)     (28,406,273)
                                                                                     -----------     -----------      -----------
          Net increase (decrease) in cash and cash equivalents . . . . . . . . .     $(1,176,057)      1,564,255        2,909,311
                                                                                     ===========     ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . .     $ 1,876,197       3,932,284        5,258,930
                                                                                     ===========     ===========      ===========
                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                         1993           1992             1991
                                                                                     -----------     -----------      -----------

  Non-cash investing and financing activities:
    Disposition of investment properties (note 4(b)):
      Balance due on long-term debt canceled . . . . . . . . . . . . . . . . . .    $ 18,556,048           --          17,056,456
      Balance due on long-term debt - deferred accrued interest canceled . . . .       1,151,206           --             543,686
      Accrued interest expense on accelerated long-term debt . . . . . . . . . .       2,774,579           --             713,568
      Reduction of investment properties . . . . . . . . . . . . . . . . . . . .        (279,694)          --         (17,030,892)
      Reduction of deferred expenses . . . . . . . . . . . . . . . . . . . . . .     (15,510,251)          --             (53,412)
                                                                                     -----------     -----------      -----------
          Non-cash gain recognized due to lender realizing upon security . . .       $ 6,691,888           --           1,229,406
                                                                                     ===========     ===========      ===========
    Sale of investment properties (note 7):
      Total sales proceeds, net of selling expenses. . . . . . . . . . . . . . .     $13,152,621           --          56,589,691
      Prepayment penalty . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              --          (1,853,000)
      Principal balance due on mortgage payable. . . . . . . . . . . . . . . . .      (8,382,042)          --         (24,072,514)
      Accrued interest due on mortgage payable . . . . . . . . . . . . . . . . .        (439,972)          --            (274,158)
                                                                                     -----------     -----------      -----------
          Cash proceeds from sale of investment properties,
            net of selling expenses. . . . . . . . . . . . . . . . . . . . . . .     $ 4,330,607           --          30,390,019
                                                                                     ===========     ===========      ===========
    Sale of investment property (note 7(b)):
      Principal balance due on first mortgage. . . . . . . . . . . . . . . . . .     $     --          4,315,564            --
      Reduction of land. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --           (525,235)           --
      Reduction of buildings and improvements. . . . . . . . . . . . . . . . . .           --         (1,499,632)           --
      Reduction of furniture and fixtures. . . . . . . . . . . . . . . . . . . .           --             (2,887)           --
      Reduction of accrued interest payable. . . . . . . . . . . . . . . . . . .           --          1,007,286            --
                                                                                     -----------     -----------      -----------
          Non-cash net gain recognized on sale . . . . . . . . . . . . . . . . .     $     --          3,295,096            --
                                                                                     ===========     ===========      ===========










                                   See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1993, 1992 AND 1991


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures (note 3), Midland-Carlyle Partnership ("Midland") (note 4(b)(3)), Park Place Associates ("Park Place") (note 4(b)(8)), Centroplex Associates ("Centroplex") (note 7(a)), Holly Pond Associates ("Holly Pond"), Sunrise Brownsville Associates, Ltd. ("Sunrise"), Garret Mountain Office Center Associates I ("Garret Mountain"), Victoria Apartments Partnership ("Victoria"), Energy Plaza Associates Limited Partnership ("Energy Plaza") (note 4(b)(7)), and Greenway Associates ("Greenway"). The effect of all transactions between the Partnership and the ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Carlyle Seattle Associates ("Carlyle Seattle"), Carlyle Frontier Associates ("Carlyle/Frontier") (note 7(c)) and Greenway Tower Joint Venture ("Greenway Tower"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle Seattle and Carlyle Seattle's venture, Wright-Carlyle Seattle ("First Interstate"), Carlyle/Frontier and Carlyle/Frontier's venture, Frontier Mall Associates, or Greenway's venture, Greenway Tower.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items is summarized as follows:

                                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                              1993                            1992
                                                              ------------------------------  ------------------------------
                                                                GAAP BASIS        TAX BASIS      GAAP BASIS       TAX BASIS
                                                               ------------      -----------    ------------     -----------
Total assets . . . . . . . . . . . . . . . . . . . . . . .     $45,329,353       28,228,481      66,343,472       31,635,059
Partners' capital accounts (deficit) (note 5):
  General partners . . . . . . . . . . . . . . . . . . . .      (5,453,113)      (3,267,228)     (5,383,486)     (4,785,679)
  Limited partners . . . . . . . . . . . . . . . . . . . .       8,862,610       10,985,707       3,658,408       3,977,259
Net earnings (loss) (note 5):
  General partners . . . . . . . . . . . . . . . . . . . .         (44,626)       1,543,452         (90,631)         14,525
  Limited partners . . . . . . . . . . . . . . . . . . . .       6,704,277        8,508,524        (939,491)        265,116
Net earnings (loss) per limited partnership interest . . .           67.04            85.08           (9.39)           2.65
                                                               ===========       ==========      ==========    ============

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The net earnings (loss) per limited partnership interest is based upon the Interests outstanding at the end of each period (100,005). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classification specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less as cash equivalents with any remaining amounts reflected as short-term investments. The Partnership's investments at December 31, 1993 and 1992 all have original maturities of greater than three months and have been classified as short-term investments.

     Deferred expenses consist primarily of leasing fees incurred in connection with procuring tenants and loan fees incurred in connection with the acquisition of the properties. Deferred leasing fees are amortized using the straight-line method over the terms stipulated in the related agreements. Deferred loan fees are amortized over the related loan periods.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues rental income for the full period of occupancy on a straight-line basis.

     Certain 1992 and 1991 amounts have been reclassified to conform to the 1993 presentation.

     Due to the uncertainty of the Partnership's ability to recover the net carrying value of the Garret Mountain office building through future operations or sale, the Partnership made a provision for value impairment on such investment property of $785,084. Such provision at December 31, 1993 was recorded to reduce the net carrying value of the investment property to the outstanding balance of the related non-recourse debt (note 4(b)(11)). Also, as a result of the deteriorated economic condition of the West Paterson, New Jersey real estate market and the uncertainty of the venture recovering its deficit capital account from future operations and ultimate sale of the property, the Partnership made a provision for unrealizable venture partner deficit capital of $1,102,925. Such provision was recorded as of June 30, 1992 to eliminate the venture partners' deficit capital account.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to Partners.
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(2)  INVESTMENT PROPERTIES

     The Partnership originally acquired, either directly or through joint ventures (note 3), six apartment complexes, four shopping centers, ten office buildings and one office/warehouse center. Fifteen properties have been sold or disposed by the Partnership. All of the Partnership's remaining property investments at December 31, 1993 were operating. The cost of the investment properties represents the total cost to the Partnership and its ventures plus miscellaneous acquisition costs.

     Depreciation on the operating properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     All investment properties are pledged as security for the long-term debt (note 4), for which there is no recourse to the Partnership.

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership originally entered into eighteen joint venture agreements of which twelve, Arcade Associates, Lone Pine/Bloomfield Office Center Associates, Carlyle-Graystone Associates, Summit North Associates, Ltd., Place VIII Associates, 13th and L Associates, Consut Westwood Associates, Park Place Associates, Centroplex Associates, Midland-Carlyle Partnership, Energy Plaza Associates, and Carlyle Frontier Associates have been terminated. Pursuant to such venture agreements, the Partnership made capital contributions aggregating $79,625,550 through December 31, 1993. In general, the joint venture partners, who were either the sellers (or their affiliates) of the property investments acquired, or parties who contributed an interest in the property being developed, made no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, four apartment complexes, three shopping centers, ten office buildings and one office/- warehouse center. In most instances, the properties were acquired (as completed) for a fixed purchase price. However, certain properties were developed by the ventures and in those instances, the contributions of the Partnership were generally fixed. The joint venture partner (who was primarily responsible for constructing the property) contributed any excess of cost over the aggregate amount available from Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, was entitled to retain such excesses. The venture properties have been financed under various long-term debt arrangements as described in note 4.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership.
After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During 1993, 1992 and 1991, two, five and six, respectively, of the ventures' properties produced net cash receipts. In addition, the Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures. In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, substantially all profits or losses are allocated to the partners in accordance with their respective economic interests.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partner(s) in an investment might become unable or unwilling to fulfill its (their) financial or other obligations, or that such joint venture partner(s) may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  Carlyle Seattle

     During 1982, the Partnership acquired, through a joint venture ("First Interstate") between a joint venture ("Carlyle Seattle") described below and the developer, a fee ownership of improvements and a leasehold interest in an office building in Seattle, Washington. Carlyle Seattle is a joint venture between the Partnership and Carlyle Real Estate Limited Partnership - XII, an affiliated partnership sponsored by the Corporate General Partner of the Partnership. Under the terms of the First Interstate venture agreement, Carlyle Seattle made initial cash contributions aggregating $30,000,000.

     The terms of the Carlyle Seattle venture agreement provide that all the capital contributions will be made in the proportion of 26.7% by the Partnership and 73.3% by the affiliated partner. The initial required contribution by the Partnership to the Carlyle Seattle venture was $10,125,000. The Carlyle Seattle venture agreement further provides that all of the venture's share of the First Interstate joint venture's annual cash flow, sale or refinancing proceeds, operating profits and losses, and tax items will be allocated 26.7% to the Partnership and 73.3% to the affiliated partner.

     Carlyle Seattle will generally be entitled to receive a preferred distribution (on a cumulative basis) of annual cash flow equal to 8% of its capital contributions to the First Interstate joint venture. Cash flow in excess of this preferred distribution will be distributable to the First Interstate joint venture partner up to the next $400,000 and any remaining annual cash flow will be distributable 50% to Carlyle Seattle and 50% to the First Interstate joint venture partner. Operating deficits, if any, will be shared 50% by Carlyle Seattle and 50% by the First Interstate joint venture partner. Operating profits or losses of the First Interstate joint venture generally are allocated in the same ratio as the allocation of annual cash flow; however, the joint venture partner will be allocated not less than 25% of such profits and losses. As of December 31, 1993, $20,049,000 of cumulative preferred distributions due to Carlyle Seattle were unpaid.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The First Interstate joint venture agreement provides that upon sale of the property, Carlyle Seattle will be, in general, entitled to receive the first $39,000,000 of net sale proceeds plus an amount equal to any deficiencies (on a cumulative basis) in distributions of Carlyle Seattle's preferred return of annual cash flow. The First Interstate joint venture partner will be entitled to receive the next $5,000,000 and any remaining proceeds will be distributable 50% to Carlyle Seattle and 50% to the First Interstate joint venture partner.

     The First Interstate venture owns a net leasehold (which expires in 2052) in the land underlying the Seattle, Washington office building subject to a 20-year extension. The lease provides for an annual rental of $670,000 and has been determined to be an operating lease.

     The office building is managed by an affiliate of the First Interstate joint venture partner for a fee computed at 2% of base and percentage rents.

     (c)  Greenway

     Effective July 31, 1985, Greenway's venture agreement was amended concurrent with the admission of a new venture partner. In conjunction with this amendment to the venture agreement, the venture obtained a commitment for financing in the amount of $3,471,000. The initial proceeds received from such financing were used to pay deferred mortgage interest of $974,872 in 1985. In July 1987, the Partnership, through a capital contribution to the venture, retired such financing plus accrued interest.

     In September 1987, Greenway entered into an agreement with an additional venture partner to form a new venture, Greenway Tower. The terms of the Greenway Tower agreement called for contributions of the property, subject to the amounts due on the original first mortgage loan (which was retired in 1987), plus $525,000 by Greenway and $525,000 by the additional venture partner. Profits and losses were allocated 50% to Greenway and 50% to the additional venture partner. Net cash flow and net sale or refinancing proceeds (as defined) would have generally be distributed 50% to Greenway and 50% to the additional venture partner.

     Additionally, in September 1987, the Greenway Tower venture obtained a commitment to fund a new first mortgage loan up to $11,600,000. The loan bore interest at a floating rate and contained certain accrual provisions. In addition, the venture obtained a second mortgage note in the amount of $2,650,000 in September 1987. This loan also bore interest at a floating rate. Both loans matured in September 1992. In October 1992, the Greenway Tower venture refinanced the outstanding first and second mortgage notes. The notes were satisfied in full through a discounted payment (see note 4(b)(10)).

Pursuant to the replacement financing, the Greenway Tower venture agreement was amended to reflect a 45% interest for Greenway and 55% interest for the additional venture partner.

     In conjunction with the formation of Greenway Tower, management responsibilities were assumed in September 1987 by an affiliate of the additional venture partner for a fee based on a percentage of gross receipts.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (d)  Park Place

     In April 1986, as a result of defaults by the venture partner in its obligations under the joint venture partnership and related agreements, the venture partner transferred its interest in the joint venture to the Partnership and the two individual principals of the venture partner signed non-interest bearing promissory notes in the aggregate amount of $1,000,000 payable to the joint venture on April 24, 1991. The notes have not been recorded in the accompanying consolidated financial statements due to the unlikelihood of their collection. However, the Partnership is pursuing collection and has obtained judgments against the makers of the notes aggregating $1,024,000 for which enforcement is now being pursued. However, it is uncertain whether these individuals have sufficient assets to satisfy these judgments in whole or in part. As of December 31, 1993, no amounts have been collected from the makers of the notes (see also note 4(b)(8)).

     (e)  Union Plaza

     On August 31, 1993, the lender concluded proceedings to realize upon its security and took title to the property (see note 4(b)(7)).

     Effective October 1, 1985, the joint venture agreement was amended concurrent with the admission of an additional venture partner. The terms of the amended agreement provided for contributions by the new venture partner of $2,500,000 through March 1988, all of which were received through December 31, 1989.

     The capital contributions of the new venture partner were used by the venture to first fund operating deficits at the Union Plaza Office Building and secondly to the extent available, to repay any advances from the Partnership plus interest. Due to the inability of the original venture partner to meet its ongoing obligation to contribute capital to fund the aforementioned operating deficits and tenant improvement and lease commission costs, the Partnership advanced funds to the venture. As of August 31, 1993, the Partnership had advanced approximately $4,000,000 to the venture.

                                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)  LONG-TERM DEBT

     (a)  Long-term debt of the Partnership and its consolidated ventures consists of the following at December 31, 1993 and 1992:

                                                                                                   1993         1992
                                                                                               -----------  -----------
10-1/2% mortgage note; secured by the Double Tree apartment complex in El Paso,
  Texas; satisfied in full upon sale of the property; payable in monthly installments of interest only of $29,078 through May 1, 1991, $34,458 through April 1, 1992 then principal and interest of $48,014 until
  April 1, 1993 when the remaining balance was payable (as modified in
  1987 and subsequent; see notes 4(b)(5) and 7(c)) . . . . . . . . . . . . . . . . . . . . .  $     --        4,499,964

11-1/2% mortgage note; secured by the Holly Pond office building in Stamford,
  Connecticut; payable in monthly installments of $53,009, (including interest)
  subject to call on June 1, 1997 when the remaining balance of approximately
  $4,792,000 is payable; see note 4(b)(6)  . . . . . . . . . . . . . . . . . . . . . . . . .     5,196,401    5,196,401

9-3/8% mortgage note; secured by the Sunrise Mall shopping center in Brownsville,
  Texas; payable in monthly installments of $113,415 (including interest)
  until January 1, 2001 when the remaining balance of $10,149,489 is payable . . . . . . . .    12,245,437   12,447,976

12-5/8% mortgage note; secured by the Garret Mountain office building in
  West Paterson, New Jersey; payable in monthly installments of $81,983
  (including interest) until July 1, 1997 when the remaining balance of
  $6,769,779 is payable; see note 4(b)(11) . . . . . . . . . . . . . . . . . . . . . . . . .     7,147,162    7,211,278

8% second mortgage note; secured by the Garret Mountain office building in
  West Paterson, New Jersey; payable in monthly installments of interest and monthly principal payments of $1,000 until April 30, 1994 and $6,000 thereafter until July 31, 1996 when the remaining balance of approximately $571,000 is
  payable; see note 4(b)(11) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       736,914      750,000

                                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                                                   1993         1992
                                                                                               -----------  -----------

8-3/4% mortgage note; secured by the Silvermine apartment complex in Victoria,
  Texas; payable in monthly installments of principal and interest of $30,797 until December 1, 1998 when the then remaining balance of approximately
  $3,659,000 is due; see note 4(b)(4). . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,855,861     3,886,562

Mortgage note; secured by the Union Plaza office building in Oklahoma City,
  Oklahoma; (satisfied in 1993 by virtue of the lender realizing upon its security (see note 4(b)(7)) payable in monthly installments of varying amounts until December 1, 1998 when the remaining balance and any
  unpaid interest was payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --       22,060,950
                                                                                               -----------  -----------

     Total debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29,181,775   56,053,131
     Less current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .    12,651,424   32,068,325
                                                                                               -----------  -----------

     Total long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $16,530,351   23,984,806
                                                                                               ===========  ===========

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


     Included in the above current portion of long-term debt is $3,944,875 at December 31, 1992, which represents the deferred balance of mortgage interest accrued but currently payable due to the maturities of the long-term notes.

     Five year maturities of long-term debt are as follows:

                    1994 . . . . . . . . .    $12,651,424
                    1995 . . . . . . . . .        352,679
                    1996 . . . . . . . . .        920,819
                    1997 . . . . . . . . .        337,774
                    1998 . . . . . . . . .      4,025,489
                                               ==========

     (b)  Modifications/Refinancings

       (1)  General

     As described below, the Partnership is seeking or has received mortgage note modifications on certain properties which expire on various dates commencing December 1995. Upon expiration of such modifications, should the Partnership not seek or be unable to secure new or additional modifications to the loans, based upon current and anticipated future market conditions and other considerations relating to the properties and the Partnership's portfolio, the Partnership may decide not to commit any significant additional amounts to these properties. This would result in the Partnership no longer having an ownership interest in such properties and may result in gain for financial reporting and federal income tax purposes without any net distributable proceeds. Such decisions would be made on a property-by-property basis.

       (2)  Highpoint Shopping Center

     Effective July 1, 1988, the long-term mortgage note secured by the Highpoint Shopping Center located in Harris County, Texas was modified for a twenty-four month period. The modification required monthly payments of $9,053 through June 30, 1990, and monthly payments of $9,726 thereafter. Additionally, annual payments were due on the first day of July equal to the lesser of cash flow (as defined) or unpaid interest. Interest accrued on the principal and unpaid interest at a rate of 10-3/8% per annum. On July 1, 1993, the entire unpaid balance of the note plus any accrued but unpaid interest was scheduled to be due. Because the modification on the underlying indebtedness (which expired in June 1990) was not extended and other considerations related to the property, the market in which the property is located and the Partnership's portfolio, the Partnership ceased making the scheduled debt service payments effective May 1990. The Partnership was served in December 1990 with a notice to cure the default. The Partnership's negotiations for further debt relief were not successful and on February 5, 1991, the lender concluded proceedings to realize upon its security and took title to the property. Since the Partnership had received, through the date of disposition, losses and distributions from the property in the aggregate in excess of its original cash investment in the property, the Partnership has recognized a gain of approximately $174,000 for financial reporting purposes. The Partnership also recognized a gain of approximately $460,000 for tax reporting purposes in 1991 with no corresponding distributable proceeds.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


       (3)  Windmill Park Apartments

     Effective June 1, 1986, the long-term mortgage note secured by the Windmill Park Apartments located in Midland, Texas was modified from a 12% note, payable in monthly installments of principal and interest, to an 8% note, payable in monthly installments of interest only. Pursuant to this modification, as extended, monthly interest payments from late 1988 to August 1, 1991 had been limited to the operating cash flow generated from the property. In 1991, the modification period was further extended through August 1, 1992 by an agreement in principle with the lender. In the event that the property did not generate cash flow sufficient to cover the modified interest payments during the forty-eight month period ending August 1, 1992, the difference between the amount paid and the modified rate would accrue and would be due upon subsequent sale of the property or maturity of the note. In conjunction with the extension of the modification period, the maturity date of the long-term note (November 3, 1991) had been extended to August 1, 1992. The lender notified the venture that it was unwilling to further extend the modification or maturity date of the note. The joint venture continued to pay debt service in accordance with the previously modified terms until the property was sold in September 1992 (see note 7(b)).

       (4)  Silvermine Apartments

     In November 1991, the Victoria venture refinanced the outstanding first mortgage note with a new first mortgage note of $3,914,700 secured by the Silvermine Apartments located in Victoria, Texas. The refinanced note had an outstanding balance at the date of refinancing of approximately $3,768,000 and was satisfied in full through a discounted payment of approximately $3,547,000. The discounted payment resulted in a gain of approximately $221,000 on the extinguishment of the mortgage note and the Partnership's share was fully recognized in 1991 as an extraordinary item. The Partnership received net refinancing proceeds of $29,255 (after retirement of the original first mortgage note, payment of loan fees, certain other costs and the venture partner's distribution).

       (5)  Double Tree Apartments

     Effective June 1, 1987, the wrap-around mortgage note secured by Double Tree Apartments located in El Paso, Texas was modified, and this modification was further extended in 1990. Monthly installments of interest only from June 1, 1990 through May 1, 1991 were agreed to be $29,078 (9% per annum), then $34,458 (10-1/2% per annum) from June 1, 1991 through April 1, 1992 when the entire unpaid balance of the note plus any previously deferred interest was due. In September 1992, the underlying mortgage note holder agreed to extend the maturity date by one year to April 1, 1993 with monthly installments of principal and interest in the amount of $43,532 based on a 10.5%, 15-year amortization retroactive to April 1, 1992. An agreement to extend the wrap-around mortgage note maturity by one year to April 1, 1993 was also obtained and was retroactive to April 1, 1992. In addition, beginning April 1, 1992, the Partnership had been required to remit monthly installments of principal in the amount of $4,482 to the wrap-around mortgage note holder. Debt service payments were ceased, beginning April 1, 1992, in conjunction with the modification negotiations, but payments were remitted in full upon the finalization of the extension agreement. The Partnership had initiated discussions with the note holders to extend further the terms of the loans and, in addition, the Partnership had been pursuing other financing alternatives. The Partnership continued to pay debt service in accordance with the previously modified terms until the property was sold in March 1993 (see note 7(c)).
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


       (6)  Holly Pond Office Center

     The Holly Pond venture ceased making debt service payments, effective August 1, 1990, on the long-term, non-recourse mortgage note secured by Holly Pond Office Center located in Stamford, Connecticut and sought a modification of the note terms. In November 1991, the lender posted the property for acceleration of the mortgage and commenced proceedings to obtain title to the property. In conjunction with the lender's actions, it came to the venture's attention that there are traces of petroleum-based contaminant on a small portion of the property. The venture's initial environmental investigation indicated that, although the contamination is currently on the property, the cause of the problem was most likely a result of certain activities of the owner of a neighboring land parcel. The Partnership has notified the owner of the neighboring land parcel regarding its responsibility for the clean-up of the contaminant. As a result, the lender has temporarily suspended its efforts to obtain title to the property pending the results of the venture's investigation. Although the Partnership believes the owner of the neighboring parcel will ultimately bear financial responsibility for the clean-up, the Partnership has accrued $36,000 for potential future costs related to the clean-up. Such accrual is reflected in accounts payable in the accompanying 1993 consolidated balance sheet. Because the venture has been unable to secure debt service relief, the Partnership has decided, based upon current and anticipated future market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit any additional amounts to the property. This will result in the Partnership no longer having an ownership interest in the property. When the lender realizes upon its security in the property, the Partnership will recognize a gain for financial reporting and federal income tax purposes without any corresponding distributable proceeds. Therefore, the loan has been classified at December 31, 1993 and December 31, 1992 as a current liability in the accompanying consolidated financial statements.

       (7)  Union Plaza Office Building

     On August 31, 1993, the lender concluded proceedings to realize upon its security and took title to the property as described below.

     Effective October 1, 1988, the long-term mortgage secured by the Union Plaza office building in Oklahoma City, Oklahoma was modified. The maturity date of the note was changed from December 1, 1993 to December 1, 1998, when the outstanding principal balance and any unpaid interest was scheduled to be due. The modification reduced the interest accrual rate from 13-1/2% to 6% through September 30, 1990, then 7% as of October 1, 1990 and increasing annually to 8% and 8.5% through September 30, 1993. The monthly installments of $217,629 were reduced to $52,721 commencing November 1988, and were to increase annually to $64,821, $77,875, $108,555 and $125,028 through October 31, 1993. Thereafter, the accrual rate and the pay rate would be a specified market rate plus 3% adjusted annually. The excess of the interest accrued over amounts paid would be deferred without interest. The Partnership, through the Energy Plaza venture, had agreed to deposit all "excess cash flow", as defined, into a savings account with the lender. Any amount in excess of $500,000 in this account would have been used to pay deferred interest. As of August 31, 1993 (the title transfer date), no such excess cash flow had been deposited.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


     The Energy Plaza venture approached the mortgage lender in an effort to negotiate further debt service relief. Effective November 1, 1991, the debt service payment increased and the venture began making cash flow debt service payments. The Partnership decided, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit any significant additional amounts to this property. On May 27, 1993, the lender posted the property for acceleration of the mortgage and all accrued interest. The lender subsequently commenced proceedings to realize upon its mortgage security and appointed a receiver to take over management of the property upon foreclosure. On August 31, 1993, the lender concluded such proceedings and took title to the property. Since the Partnership had received, through the date of disposition, losses and distributions from the property in the aggregate in excess of its original cash investment in the property, the Partnership recognized a gain for financial reporting purposes of $4,643,220 (net of the venture partner's share of $2,048,668) in 1993. In addition, the Partnership recognized a gain in 1993 of $2,921,252 (net of the venture partner's share of $9,011,723) for federal income tax purposes, with no corresponding distributable proceeds. The loan was classified at December 31, 1992 as a current liability in the accompanying consolidated balance sheet. The venture remitted approximately $854,000 of cash flow debt service payments in 1993.


       (8)  Park Place Towers Office Center

     The venture had been negotiating with the lender to modify the long-term mortgage note secured by the Park Place Towers Office Center located in Birmingham, Alabama. Due to these negotiations and other considerations related to the property and the Partnership's portfolio, the Park Place venture ceased making the scheduled debt service payments effective November 1, 1990. The venture was notified on February 20, 1991 of its default on the long-term mortgage note. Park Place venture's negotiations for further debt relief were not successful and, on June 13, 1991, the venture transferred title of the Park Place Tower Office Center to the lender pursuant to legal action by the lender to realize upon its security interest in the property. Since the Partnership had received, through the date of disposition, losses and distributions from the property in the aggregate in excess of its original cash investment in the property, the Partnership recognized a gain in 1991 of approximately $1,055,000 for financial reporting purposes. The Partnership also recognized a gain of approximately $6,912,000 for tax reporting purposes in 1991 with no corresponding distributable proceeds.

       (9)  Carlyle/Frontier

     On October 31, 1993, the Partnership sold its interest in Frontier Mall Associates (see note 7(d)).

    In November 1991, Frontier Mall Associates refinanced the existing first mortgage notes (originally due August 1, 1991 but extended through December 31, 1991) secured by Frontier Mall located in Cheyenne, Wyoming, which had a balance at the date of refinancing of approximately $13,400,000 (including accrued interest). The new first mortgage note of $14,000,000 provided for monthly payments of principal and interest of $185,012, computed at the rate of 10% per annum, until maturity on December 1, 2001. Pursuant to the Frontier Mall Associates venture agreement, Carlyle/Frontier received net refinancing proceeds of approximately $235,000 (after retirement of the existing first mortgage notes, payment of loan fees, certain other costs and the venture partner's share of refinancing proceeds), $117,000 of which was allocated to the Partnership.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


       (10)  Greenway

     In October 1992, the Greenway Tower venture refinanced the first and second mortgage notes with a new first mortgage note of $9,000,000. The initial advance of the note was $5,750,000 and allows for additional advances of up to $3,250,000 for approved tenant improvements, leasing commissions, interest advances, capital improvements and under certain circumstances borrower equity repayments. As of December 31, 1993, the balance of the note is $6,487,715 and $2,512,285 is available for future advances. Such replacement financing matures October 31, 1999 and requires monthly installments of interest equal to 3.75% per annum in excess of the lender's composite commercial paper rate ("Contract Index Rate", 6.94% at December 31,
1993). To the extent such rate exceeds 9% in year one, 9.5% in year two, 10% in years three and four and 10.5% in years five through seven ("Applicable Base Percentage Rate"), the venture may defer the difference for a given month provided that the total interest deferred does not exceed 10% of the existing loan balance. Any deferred interest is due when and to the extent that in any one month the Contract Index Rate is less than the Applicable Base Percentage Rate along with the existing principal balance upon maturity of the loan. In addition, the lender participates in 50% of the net cash flow from the property as well as in 50% of any net proceeds resulting from the sale of the property. In order to secure the replacement financing, the venture has been required to make a capital contribution of $635,574 ($286,008 of which was paid by the Partnership); however, portions of this contribution may be refunded to the venture. In 1993, the Partnership received a partial refund (approximately $104,000) of its original contribution. The refinanced notes had outstanding balances at the date of refinancing of approximately $14,255,000 and were satisfied in full through a discounted payment of $6,050,000. The discounted payment resulted in a gain in 1992 of approximately $8,204,000 on the extinguishment of the mortgage note and the Partnership's share of $410,249 was recognized for financial reporting purposes in 1992. In addition, the Partnership recognized a gain for Federal income tax purposes in 1992 without the Partnership receiving any distributable proceeds.

     (11)  Garret Mountain Office Center

     The Garret Mountain venture has approached the mortgage lender in an effort to negotiate debt service relief on the 12-5/8% first mortgage note secured by the Garret Mountain office building in West Paterson, New Jersey. Effective November 1, 1993, the venture began making cash flow debt service payments. The venture will continue to remit cash flow from the property to the lender; however, such amount will be less than the terms of the current mortgage loan. If the venture is unable to secure additional relief, the Partnership may decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. As a result, the Partnership recorded a provision for value impairment of $785,084 in the accompanying consolidated financial statements. Such provision, made as of December 31, 1993, is recorded to reduce the net carrying value of the investment property to the outstanding balance of the related non-recourse debt. The loan has been classified at December 31, 1993 as a current liability in the accompanying consolidated Balance Sheet.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued



     In October 1989, the venture obtained a short-term (one year) second mortgage in the amount of $1,000,000 secured by the Garret Mountain Office Center located in West Paterson, New Jersey. The second mortgage was subsequently extended to September 1, 1991, August 1, 1992, August 1, 1993 and July 31, 1996. The second mortgage balance as of December 31, 1993 is $736,914. The second mortgage is payable in monthly installments of interest at the rate of 8% along with monthly payments of principal of $1,000 through April 30, 1994 and $6,000 thereafter until maturity and is classified as long-term debt, less current portion as of December 31, 1993 and December 31, 1992.


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale, refinancing or other disposition of investment properties are to be allocated to the General Partners to the greater of any cash distributions of the proceeds of any such sale, refinancing or other disposition (as described below) or 1% of the profits from the sale, refinancing or other disposition. Losses from the sale, refinancing or other disposition of investment properties are to be allocated 1% to the General Partners. The remaining sale, refinancing or other disposition profits and losses are to be allocated to the Limited Partners.

     The General Partners are not required to make any capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash receipts" of the Partnership are to be allocated 90% to the Limited Partners and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership). Distributions of "sale proceeds" and "financing proceeds" are to be allocated to the General Partners in an amount equal to 3% of the gross sales price of any property sold, then the balance 15% to the General Partners and 85% to the Limited Partners. However, distribution of "sale proceeds" and "financing proceeds" to the General Partners is subordinated to the Limited Partners' receipt of their contributed capital plus a stipulated return thereon.

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and
(ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the third calendar quarter of 1981. The Limited Partners have not received cash distributions to satisfy the requirements above.

     An amendment to the Partnership Agreement, effective January 1, 1991, generally provides that notwithstanding any allocation contained in this Agreement, if, at any time profits are realized by the Partnership, any current or anticipated event would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued



share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. A portion of the 1991 and 1993 Partnership gains for Federal income tax purposes were reallocated to the General Partners in accordance with this provision. In general, the effect of this amendment is to allow the deferral of recognition of taxable gain to the Limited Partners.


(6)  MANAGEMENT AGREEMENTS

     Physical management of the properties is performed by the joint venture partners or their affiliates or by an affiliate of the General Partners. Cash flow deficits are normally the responsibility of each of the ventures and compensation to the managers is generally calculated at a percentage of gross receipts, a portion of which may be subordinated to the Partnership's receipt of its preferential returns.

     At December 31, 1993, an affiliate of the General Partners of the Partnership was managing the Sunrise Mall in Brownsville, Texas. Management fees are calculated at a percentage of the gross income from the property.


(7)  SALE OF INVESTMENT PROPERTIES

     (a)  Centroplex Office Building

     On July 10, 1991, the Partnership through its venture, Centroplex Associates, sold the land, building, related improvements and personal property of the Centroplex Office Building located in White Plains, New York pursuant to a purchase agreement dated June 19, 1991. The purchaser, Power Authority of the State of New York (a major tenant), was not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The sale price of the land, building, related improvements and personal property was $61,750,000 (before selling costs and prorations), all of which was paid in cash at closing. A portion of the cash proceeds ($25,925,514, including a $1,853,000 prepayment penalty) was utilized to retire the first mortgage note secured by the property. The penalty (net of the venture partner's share) resulted in an extraordinary item of $926,500.

As a result of the sale, the Partnership recognized a gain in 1991 of $14,774,000 and $24,764,000 (net of the venture partner's share of $14,298,000 and $18,882,000) for financial reporting and Federal income tax purposes, respectively.

     (b)  Windmill Park Apartments

     Based upon the current and anticipated future market conditions in Midland, Texas and the venture's inability to obtain suitable replacement financing, the Partnership decided not to commit any significant additional amounts to this property. This prompted the venture to enter into a sale contract on September 23, 1992 under which the venture received $500,000 of cash sale proceeds from this disposition and the Partnership earned a $25,000 fee for providing consultation to the venture regarding the sale. As a condition precedent to the sale, the Partnership's existing mortgage indebtedness and deferred accrued mortgage interest (net of the Partnership's payments of such interest totaling $2,478 in 1992) secured by the property was

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued



discharged by the mortgage lender upon payment of $500,000 consideration to the lender. Accordingly, the Partnership, the venture and the purchaser have no further liability or obligations under such mortgage note. The sale of this property has resulted in the Partnership's recognition in 1992 of a net gain of $1,647,548 (comprised of an extraordinary gain of $2,411,425 due to the discharge of the mortgage indebtedness and a loss on sale of investment property of $763,877) in 1992 for financial reporting purposes, net of the venture partner's share of $1,647,547. In addition, the Partnership recognized a gain in 1992 of approximately $1,833,000 for Federal income tax purposes without the Partnership receiving any distributable sale proceeds.

     (c)  Double Tree Apartments

     On March 18, 1993, the Partnership sold the land, building, related improvements and personal property of the Double Tree Apartments located in El Paso, Texas. The sale price of the land, building, related improvements and personal property was $5,550,000 (before selling costs and prorations), all of which was paid in cash at closing. A portion of the cash proceeds was utilized to retire the first mortgage note with an outstanding balance including principal and deferred interest of $4,496,984. As a result of the sale, the Partnership recognized gains in 1993 of $2,070,917 for financial reporting purposes and $4,026,621 for federal income tax purposes. Pursuant to the sale, the Partnership received net sale proceeds of approximately $1,022,000 (after retirement of the existing first mortgage note, payment of loan fees, and certain other costs).

     (d)  Carlyle Frontier

     Effective October 31, 1993, the Partnership and an affiliate (Carlyle Real Estate Limited Partnership - IX, a partnership sponsored by the General Partners) sold through Carlyle/Frontier their interests in Frontier Mall Associates, L.P. representing a total of a 70% interest in the Frontier Mall property, to the Partnership's unaffiliated joint venture partner.

     The sale price of the Partnership's 35% interest in Frontier Mall was $7,825,030 of which $4,325,030 represented the Partnership's 35% portion of the first mortgage note and $3,500,000 represented sale proceeds (before costs of sale and prorations). Approximately $3,300,000 was received in cash on November 3, 1993. As a result of the sale, the Partnership recognized a gain of $3,652,935 for financial reporting purposes and $5,825,970 for federal income tax purposes.


(8)  LEASES - AS PROPERTY LESSOR

     At December 31, 1993, the Partnership and its consolidated ventures' principal assets are one shopping center, two office buildings and one apartment complex. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned, and the cost of each of the properties, excluding the cost of land, is depreciated over their estimated useful lives. Leases with office and shopping center tenants range in term from one to twenty-eight years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants generally provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued



     Costs and accumulated depreciation of the leased assets are summarized as follows at December 31, 1993:

    Apartment complex:
          Cost . . . . . . . . . . . . . . . . $  4,509,867
          Accumulated depreciation . . . . . .    1,892,568
                                                -----------
                                                  2,617,299
                                                -----------
    Shopping center:
          Cost . . . . . . . . . . . . . . . .   18,603,606
          Accumulated depreciation . . . . . .   11,370,772
                                                -----------
                                                  7,232,834
                                                -----------
    Office Buildings:
         Cost. . . . . . . . . . . . . . . . .   18,350,929
         Accumulated depreciation. . . . . . .    6,317,355
                                                -----------
                                                 12,033,574
                                                -----------
         Total cost less accumulated
           depreciation. . . . . . . . . . . .  $21,883,707
                                                ===========


     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the operating leases at the shopping center and office buildings are as follows:

           1994. . . . . . . . . . . . . .    $ 4,385,434
           1995. . . . . . . . . . . . . .      3,525,459
           1996. . . . . . . . . . . . . .      3,125,842
           1997. . . . . . . . . . . . . .      2,309,097
           1998. . . . . . . . . . . . . .      1,795,152
           Thereafter. . . . . . . . . . .      5,688,731
                                              -----------

                 Total . . . . . . . . . .    $20,829,715
                                              ===========

     Apartment complex leases in effect at December 31, 1993 are generally for a term of one year or less and provide for annual rents of approximately $1,112,000.

                                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (a limited partnership)
                                                     and Consolidated Ventures

                                      Notes to Consolidated Financial Statements - Continued


(9)  TRANSACTIONS WITH AFFILIATES

    Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of
December 31, 1993 and for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                                                                                                 UNPAID AT
                                                                                                                DECEMBER 31,
                                                                        1993          1992         1991            1993
                                                                      --------      --------     --------     --------------
Property management and leasing fees . . . . . . . . . . . . . .      $221,779       302,888      301,430             --
Disbursement agent fees. . . . . . . . . . . . . . . . . . . . .         --            4,104        4,104             --
Management fees to corporate general partner . . . . . . . . . .        41,669        41,669       62,500             --
Insurance commissions. . . . . . . . . . . . . . . . . . . . . .        28,343        28,103       39,020             --
Reimbursement (at cost) for accounting services. . . . . . . . .        77,323        97,100       84,114           77,323
Reimbursement (at cost) for legal services . . . . . . . . . . .         7,103        10,313       10,920            7,103
Reimbursement (at cost) for data processing services . . . . . .            86         --            --               --
Reimbursement (at cost) for out-of-pocket expenses . . . . . . .        15,852         8,019        9,645             --
Reimbursement (at cost) for out-of-pocket salary and
 salary related expenses relating to on-site and
 other costs for the Partnership and its investment
 properties. . . . . . . . . . . . . . . . . . . . . . . . . . .       117,756        40,615       72,427             --
                                                                      --------      --------     --------          -------

                                                                      $509,911       532,811      584,160           84,426
                                                                      ========      ========     ========          =======


                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


     In November 1991, the Partnership paid all the previously deferred items as follows: approximately $2,525,000 of property management fees to an affiliate of the General Partners and $1,027,832 of management fees to the General Partners. Any amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


(10)  INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for the Carlyle-Seattle venture (note 3) as of and for the years ended December 31, 1993 and 1992, follows:


                                            1993             1992
                                        ------------     ------------

Current assets . . . . . . . . . . .    $  2,088,736        2,251,082
Current liabilities. . . . . . . . .       1,502,843        2,369,456
                                        ------------     ------------

    Working capital surplus (deficit)        585,893         (118,374)
                                        ------------     ------------

Investment property, net . . . . . .      69,926,060       73,654,677
Long-term accrued rent
  receivable . . . . . . . . . . . .       5,114,243        4,742,285
Deferred expenses. . . . . . . . . .       4,885,802        5,880,276
Long-term debt . . . . . . . . . . .     (97,131,235)     (97,493,927)
Other liabilities. . . . . . . . . .      (2,117,311)      (2,198,921)
Venture partners' equity . . . . . .      14,932,465       12,409,680
                                        ------------     ------------

    Partner's capital deficit. . . .    $ (3,804,083)      (3,124,304)
                                        ============     ============

Represented by:
  Invested capital . . . . . . . . .    $  8,000,000        8,000,000
  Cumulative distributions . . . . .      (1,653,978)      (1,404,149)
  Cumulative loss. . . . . . . . . .     (10,150,105)      (9,720,155)
                                        ------------     ------------

                                        $ (3,804,083)      (3,124,304)
                                        ============     ============

Total income . . . . . . . . . . . .    $ 20,796,157       20,101,736
                                        ============     ============

Expenses applicable to
  operating loss . . . . . . . . . .    $ 23,027,341       23,558,049
                                        ============     ============

Net loss . . . . . . . . . . . . . .    $  2,231,184        3,456,313
                                        ============     ============
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Concluded


     Total income, expenses applicable to operating loss and net loss from the above-mentioned venture for the year ended December 31, 1991 were $20,546,658, $23,077,480 and $2,530,822, respectively.


(11)  SUBSEQUENT EVENTS

     Distributions

     In February 1994, the Partnership paid an operating distribution of $150,007 ($1.50 per interest) to the Limited Partners and $6,250 to the General Partners. Also, in February 1994, the Partnership paid a sales distribution of $3,300,165 ($33 per interest) to the Limited Partners.

                                                             SCHEDULE X

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              SUPPLEMENTARY INCOME STATEMENT INFORMATION

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                CHARGED TO COSTS AND EXPENSES
                        ----------------------------------------------
                                1993           1992           1991
                            ------------   ------------   ------------

Maintenance and
  repairs. . . . . . . .     $  996,069       1,166,046      2,615,946
Depreciation . . . . . .      1,826,311       2,258,584      3,367,283
Taxes:
    Real Estate. . . . .        974,857         875,850      1,537,941
    Other. . . . . . . .         29,360           4,796          2,778
Advertising. . . . . . .         80,536          91,193        115,396
                             ==========     ===========     ==========

                                                                                                                       SCHEDULE XI
                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993

                                                                           COSTS
                                                                        CAPITALIZED
                                                                        CAPITALIZED
                                              INITIAL COST TO          SUBSEQUENT TO             GROSS AMOUNT AT WHICH CARRIED
                                              PARTNERSHIP (A)         TO ACQUISITION                 AT CLOSE OF PERIOD (B)
                                         --------------------------   --------------        --------------------------------------
                                                        BUILDINGS        LAND AND         LAND AND      BUILDINGS
                                                          AND          BUILDINGS AND     LEASEHOLD         AND
                        ENCUMBRANCE         LAND       IMPROVEMENTS    IMPROVEMENTS       INTEREST     IMPROVEMENTS      TOTAL (C)
                        -----------     -----------    ------------    -------------     ----------    ------------     ----------
APARTMENT COMPLEX:
 Victoria, Texas . .     $3,855,861         382,160       3,986,924          140,783        382,160       4,127,707      4,509,867
SHOPPING CENTER:
 Brownsville,
  Texas. . . . . . .     12,245,437       2,610,306      15,391,072          648,194      2,564,340      16,039,266     18,603,606
OFFICE BUILDINGS:
 West Paterson,
  New Jersey . . . .      7,884,076       1,215,000       7,768,441     1,515,271(C)      1,096,181       9,402,531     10,498,712
 Stamford,
  Connecticut. . . .      5,196,401         470,968       6,477,211          904,038        470,968       7,381,249      7,852,217
                        -----------       ---------      ----------        ---------      ---------      ----------     ----------

    Total. . . . . .    $29,181,775       4,678,434      33,623,648        3,208,286      4,513,649      36,950,753     41,464,402
                        ===========       =========      ==========        =========      =========      ==========     ==========

                                                                                                           SCHEDULE XI - CONTINUED
                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993


                                                                                                    LIFE ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                    STATEMENT OF           1993
                                                ACCUMULATED             DATE OF         DATE         OPERATION         REAL ESTATE
                                               DEPRECIATION(D)       CONSTRUCTION     ACQUIRED      IS COMPUTED           TAXES
                                              ----------------       ------------    ----------   ---------------      -----------
APARTMENT COMPLEX:
 Victoria, Texas . . . . . . . . . . . . . .        $1,892,568           1981          12/19/80        5-30 years           91,530
SHOPPING CENTER:
 Brownsville,
  Texas. . . . . . . . . . . . . . . . . . .        11,370,772           1979            9/1/80        5-30 years          217,804
OFFICE BUILDINGS:
 West Paterson,
  New Jersey . . . . . . . . . . . . . . . .         3,543,293           1982          10/29/80        5-30 years          304,370
 Stamford,
  Connecticut. . . . . . . . . . . . . . . .         2,774,062           1981          12/17/80        5-30 years          315,489
                                                   -----------                                                            --------

    Total. . . . . . . . . . . . . . . . . .       $19,580,695                                                             929,193
                                                   ===========                                                            ========

                                                                                                           SCHEDULE XI - CONTINUED
                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993

     (A)   The cost to the Partnership represents the initial purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

     (B)   The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was approximately $39,649,000.

     (C)   In 1993, the Partnership recorded a provision for value impairment of $785,084 (of which $753,923 was recorded as a reduction to land and buildings and improvements).  See Note 1.

     (D)   Reconciliation of real estate owned:

                                                          1993               1992                1991
                                                      ------------       ------------        -----------
      Balance at beginning of period . . . . . . .     $72,217,171         74,896,127        133,795,491
      Additions during period. . . . . . . . . . .         570,823          1,241,647          1,071,631
      Reductions during period . . . . . . . . . .     (30,569,669)        (3,920,603)       (59,970,995)
      Provision for value impairment . . . . . . .        (753,923)             --                 --
                                                       -----------        -----------        -----------

      Balance at end of period . . . . . . . . . .     $41,464,402         72,217,171         74,896,127
                                                       ===========        ===========        ===========


     (E)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . .     $29,365,821         29,000,085         43,627,009
      Depreciation expense . . . . . . . . . . . .       1,826,311          2,258,584          3,367,283
      Reductions during period . . . . . . . . . .     (11,611,437)        (1,892,848)       (17,994,207)
                                                       -----------        -----------        -----------

      Balance at end of period . . . . . . . . . .     $19,580,695         29,365,821         29,000,085
                                                       ===========        ===========        ===========









                     INDEPENDENT AUDITORS' REPORT

The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X:

     We have audited the financial statements of Carlyle-Seattle (First Interstate), an unconsolidated venture of Carlyle Real Estate Limited Partnership - X (Partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Interstate, an unconsolidated joint venture of Carlyle Real Estate Limited Partnership - X as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                            KPMG PEAT MARWICK

Chicago, Illinois
March 25, 1994

                                                          CARLYLE-SEATTLE
                             (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                                          BALANCE SHEETS

                                                    DECEMBER 31, 1993 AND 1992

                                                              ASSETS
                                                              ------

                                                                                                         1993            1992
                                                                                                     ------------    ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,773,906       1,922,391
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      302,699         317,956
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,131          10,735
                                                                                                     ------------    ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,088,736       2,251,082
                                                                                                     ------------    ------------

Investment property, at cost (note 1) -- Schedule XI:
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  108,027,762     107,964,201
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38,101,702      34,309,524
                                                                                                     ------------    ------------

          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . .   69,926,060      73,654,677
                                                                                                     ------------    ------------

Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,885,802       5,880,276
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,114,243       4,742,285
                                                                                                     ------------    ------------

                                                                                                     $ 82,014,841      86,528,320
                                                                                                     ============    ============
                                                       CARLYLE-SEATTLE
                             (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                                    BALANCE SHEETS - CONTINUED


                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                                                                                         1993            1992
                                                                                                     ------------    ------------

Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    362,692         325,075
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      390,601       1,292,332
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      749,550         752,049
                                                                                                     ------------    ------------

          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,502,843       2,369,456

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       55,300          41,237
Lease assumption payable and other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,062,011       2,157,684
Long-term debt, less current portion (note 3). . . . . . . . . . . . . . . . . . . . . . . . . . . .   97,131,235      97,493,927
                                                                                                     ------------    ------------

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  100,751,389     102,062,304

Partners' capital accounts (deficits) (note 2):
  Carlyle-X. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,804,083)     (3,124,304)
  Venture partners . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (14,932,465)    (12,409,680)
                                                                                                     ------------    ------------

          Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . . . . . . . .  (18,736,548)    (15,533,984)
                                                                                                     ------------    ------------
Commitments and contingencies (notes 1, 2, 3 and 4)
                                                                                                     $ 82,014,841      86,528,320
                                                                                                     ============    ============











                                          See accompanying notes to financial statements.

                                                          CARLYLE-SEATTLE
                             (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                                     STATEMENTS OF OPERATIONS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                                                          1993            1992            1991
                                                                                       -----------     -----------    -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $20,747,075      20,037,183     20,475,322
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        49,082          64,553         71,336
                                                                                       -----------     -----------    -----------

                                                                                        20,796,157      20,101,736     20,546,658
                                                                                       -----------     -----------    -----------

Expenses (Schedule X):
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,753,857      10,844,825     10,805,249
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,585,711       4,461,680      4,365,782
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,590,379       7,126,106      6,682,987
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32,620          32,080         65,510
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .     1,064,774       1,093,358      1,157,952
                                                                                       -----------     -----------    -----------

                                                                                        23,027,341      23,558,049     23,077,480
                                                                                       -----------     -----------    -----------

          Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,231,184       3,456,313      2,530,822
                                                                                       ===========     ===========    ===========













                                          See accompanying notes to financial statements.

                                                          CARLYLE-SEATTLE
                             (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                        STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                                                                                         VENTURE
                                                                                        CARLYLE-X        PARTNERS         TOTAL
                                                                                       -----------     -----------    -----------
Balance (deficits) at December 31, 1990. . . . . . . . . . . . . . . . . . . . . . .   $(1,769,914)     (6,935,035)    (8,704,949)

Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (153,525)       (421,475)      (575,000)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (489,952)     (2,040,870)    (2,530,822)
                                                                                       -----------     -----------    -----------

Balance (deficits) at December 31, 1991. . . . . . . . . . . . . . . . . . . . . . .    (2,413,391)     (9,397,380)   (11,810,771)

Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (35,631)       (231,269)      (266,900)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (675,282)     (2,781,031)    (3,456,313)
                                                                                       -----------     -----------    -----------

Balance (deficits) at December 31, 1992. . . . . . . . . . . . . . . . . . . . . . .    (3,124,304)    (12,409,680)   (15,533,984)

Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (249,829)       (721,551)      (971,380)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (429,950)     (1,801,234)    (2,231,184)
                                                                                       -----------     -----------    -----------

Balance (deficits) at December 31, 1993. . . . . . . . . . . . . . . . . . . . . . .   $(3,804,083)    (14,932,465)   (18,736,548)
                                                                                       ===========     ===========    ===========












                                          See accompanying notes to financial statements.

                                                          CARLYLE-SEATTLE
                             (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                                     STATEMENTS OF CASH FLOWS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                                                           1993            1992           1991
                                                                                       -----------     -----------    -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(2,231,184)     (3,456,313)    (2,530,822)
  Items not requiring cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,585,711       4,461,680      4,365,782
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . .     1,064,774       1,093,358      1,157,952
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . .        15,257         163,025        322,320
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,396)         10,296          1,714
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (371,958)        (87,501)      (286,651)
    Accounts payable and accrued interest. . . . . . . . . . . . . . . . . . . . . .      (904,230)        236,690        (15,048)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,063         (16,187)        29,133
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (95,673)       (208,995)      (194,321)
                                                                                       -----------     -----------    -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . .     2,075,364       2,196,053      2,850,059
                                                                                       -----------     -----------    -----------
Cash flows from investing activities:
  Principal payments on notes receivable . . . . . . . . . . . . . . . . . . . . . .         --              --           171,925
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . .      (857,094)       (937,748)      (674,557)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .       (70,300)       (262,263)      (652,853)
                                                                                       -----------     -----------    -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . .      (927,394)     (1,200,011)    (1,155,485)
                                                                                       -----------     -----------    -----------
                                                    CARLYLE-SEATTLE
                             (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                               STATEMENTS OF CASH FLOWS - CONTINUED





                                                                                           1993            1992           1991
                                                                                       -----------     -----------    -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . .      (325,075)       (291,359)      (261,141)
  Distributions to partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (971,380)       (266,900)      (575,000)
                                                                                       -----------     -----------    -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . .    (1,296,455)       (558,259)      (836,141)
                                                                                       -----------     -----------    -----------
          Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .   $  (148,485)        437,783        858,433
                                                                                       ===========     ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . .   $10,756,356      10,847,065     11,562,249
                                                                                       ===========     ===========    ===========

  Disposal of fully amortized assets . . . . . . . . . . . . . . . . . . . . . . . .   $   793,533         321,023        517,584
                                                                                       ===========     ===========    ===========






















                                          See accompanying notes to financial statements.

                            CARLYLE-SEATTLE
                     (AN UNCONSOLIDATED VENTURE OF
              CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                     NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1993, 1992 AND 1991




(1)  BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, First Interstate ("Venture"), in which Carlyle Real Estate Limited Partnership - X ("Carlyle-X") owns a direct interest.

     The records of the Venture are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Venture's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Venture. The net effect of these items for the years ended December 31, 1993 and 1992 is summarized as follows:

                                                         CARLYLE-SEATTLE
                                                  (AN UNCONSOLIDATED VENTURE OF
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                                  NOTES TO FINANCIAL STATEMENTS

                                                DECEMBER 31, 1993, 1992 AND 1991





                                                                              1993                            1992
                                                               -----------------------------   -----------------------------
                                                                GAAP BASIS        TAX BASIS      GAAP BASIS       TAX BASIS
                                                               ------------      -----------    ------------     -----------
Total assets . . . . . . . . . . . . . . . . . . . . . . .     $82,014,841       43,297,885      86,528,320      49,622,978
Partners' capital accounts (deficits). . . . . . . . . . .     (18,736,548)     (95,437,665)    (15,533,984)    (86,140,689)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .       2,231,184        7,389,906       3,456,313       7,821,166
                                                               ===========      ===========     ===========     ===========

                            CARLYLE-SEATTLE
                     (AN UNCONSOLIDATED VENTURE OF
              CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

               NOTES TO FINANCIAL STATEMENTS - CONTINUED



     Statement of Financial Accounting Standards No. 95 requires the Venture to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classification specified in the pronouncement. For the purposes of these statements, the Venture's policy is to consider all short-term investments held with maturities of three months or less as cash equivalents. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Deferred expenses are comprised of deferred leasing costs, which are amortized using the straight-line method over the terms of the related leases and financing costs which are amortized over the term of the related loan agreement.

     Although certain leases of the Venture provide for increases in minimum lease payments over the term of the lease, the Venture accrues rental income for the full period of occupancy on a straight-line basis.

     Depreciation on the investment property has been provided over the estimated useful lives of 5 to 40 years using the straight-line method.

     The investment property has been pledged as security for the long-term debt, for which there is generally no recourse to the venture partners.

     As of December 31, 1993, total lease assumptions payable are reflected net of estimated sublease revenues of $2,612,000.

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the Venture.


(2)  VENTURE AGREEMENTS

     A description of the venture agreement and the management agreement is contained in Note 3(b) of Carlyle Real Estate Limited Partnership - X for the year ended December 31, 1993. Such note is incorporated herein by reference. Under certain circumstances, Carlyle-X may be required to make additional cash contributions to the Venture.

     There are certain risks associated with Carlyle-X's investment made through the joint venture including the possibility that the joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of Carlyle-X.

                            CARLYLE-SEATTLE
                     (AN UNCONSOLIDATED VENTURE OF
              CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1993 and 1992:

                                                1993          1992
                                             -----------  -----------
11% mortgage note, secured by the
 First Interstate Center office
 building in Seattle, Washington;
 payable in monthly installments
 of principal and interest of
 $922,425 until December 15, 1995
 at which time the remaining
 principal balance of $96,275,082
 will be payable . . . . . . . . . . . . . . $97,493,927   97,819,002

     Less current portion of
      long-term debt . . . . . . . . . . . .     362,692      325,075
                                             -----------  -----------
          Total long-term debt . . . . . . . $97,131,235   97,493,927
                                             ===========  ===========

     Five year maturities of long-term debt are summarized as follows:

                   1994. . . . . . . . . . .  $   362,692
                   1995. . . . . . . . . . .   97,131,235
                   1996. . . . . . . . . . .        --
                   1997. . . . . . . . . . .        --
                   1998. . . . . . . . . . .        --
                                              ===========
- -------------------

     The venture anticipates approaching the lender regarding an extension or modification of the existing mortgage loan. There can be no assurance that the venture will be successful in replacing or refinancing the loan when it comes due.

(4)  LEASES

     (a)  As Property Lessor

     At December 31, 1993, the Venture's principal asset is an office building. The Venture has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over the estimated useful life. Leases with tenants range in terms from one to twenty years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit to be received in the future under the above operating leases are as follows:

                   1994. . . . . . . . . . . $ 16,442,301
                   1995. . . . . . . . . . .   15,425,851
                   1996. . . . . . . . . . .   13,859,082
                   1997. . . . . . . . . . .   12,531,286
                   1998. . . . . . . . . . .   12,171,318
                   Thereafter. . . . . . . .   50,292,685
                                             ------------
                                             $120,722,523
                                             ============

                               CARLYLE-SEATTLE
                     (AN UNCONSOLIDATED VENTURE OF
              CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

               NOTES TO FINANCIAL STATEMENTS - CONCLUDED



     (b)  As Property Lessee

     The Venture owns a net leasehold interest which expires in 2052 in the land underlying the Seattle, Washington office building, subject to a 20-year extension. The lease provides for an annual rental of $670,000 and has been determined to be an operating lease.

     (c)  Capital Lease

     The Venture is obligated on a capital lease obligation relating to the net cost associated with a lighting retrofit program performed in 1993. The total cost of this program was approximately $1,065,000, and the Venture received energy rebates totalling $781,000 from Seattle City Light. The rebates were used as a reduction to the basis of the equipment. The capital lease obligation is payable in monthly installments through 1996.


                                                             SCHEDULE X

                            CARLYLE-SEATTLE
                     (AN UNCONSOLIDATED VENTURE OF
              CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

              SUPPLEMENTARY INCOME STATEMENT INFORMATION

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                CHARGED TO COSTS AND EXPENSES
                        ----------------------------------------------
                                 1993          1992           1991
                              ----------   ------------   ------------

Maintenance and
  repairs. . . . . . . .      $1,809,109      1,666,240      1,562,805
Depreciation . . . . . .       4,585,711      4,461,680      4,365,782
Amortization of
  deferred expenses. . .       1,064,774      1,093,358      1,157,952
Taxes:
  Real estate taxes. . .       1,704,719      2,097,359      2,171,029
  Other. . . . . . . . .             640        444,891            275
                              ==========   ============   ============




















                                                                                                                       SCHEDULE XI
                                                          CARLYLE-SEATTLE
                             (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993




                                                                           COSTS
                                                                        CAPITALIZED
                                              INITIAL COST TO          SUBSEQUENT TO             GROSS AMOUNT AT WHICH CARRIED
                                              PARTNERSHIP (A)         TO ACQUISITION             AT CLOSE OF PERIOD (B)(C)(D)
                                         --------------------------   --------------        --------------------------------------
                                                        BUILDINGS                                       BUILDINGS
                                                          AND          BUILDINGS AND                       AND
                        ENCUMBRANCE         LAND       IMPROVEMENTS    IMPROVEMENTS         LAND       IMPROVEMENTS        TOTAL
                        -----------     -----------    ------------    -------------     ----------    ------------     ----------
OFFICE BUILDING:

 Seattle,
  Washington . . . .    $97,493,927          -- (c)      91,387,111       16,640,651          --        108,027,762    108,027,762
                        ===========      ==========      ==========       ==========     ==========     ===========    ===========
                                                                                                           SCHEDULE XI - CONTINUED
                                                          CARLYLE-SEATTLE
                             (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993




                                                                                                    LIFE ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                      INCOME               1993
                                                  ACCUMULATED           DATE OF         DATE        STATEMENT IS       REAL ESTATE
                                                  DEPRECIATION       CONSTRUCTION     ACQUIRED        COMPUTED            TAXES
                                                  ------------       ------------    ----------   ---------------      -----------

OFFICE BUILDING:

Seattle,
  Washington . . . . . . . . . . . . . . . .       $38,101,702           1983           3/10/82      5-40 years          1,704,719
                                                   ===========                                                          ==========
                                                                                                           SCHEDULE XI - CONTINUED
                                                          CARLYLE-SEATTLE
                             (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993

Notes:
    (A)  The initial cost to the Venture represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
    (B)  The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was approximately
         $101,055,799.
    (C)  Property operated under ground lease; see Note 4(b) of Notes to Financial Statements.
    (D)  Reconciliation of real estate owned at December 31, 1993, 1992 and 1991:

                                                                                          1993         1992         1991
                                                                                     ------------  -----------  -----------
            Balance at beginning of period . . . . . . . . . . . . . . . . . . . . . $107,964,201  107,347,477  107,190,504
            Additions during period. . . . . . . . . . . . . . . . . . . . . . . . .      857,094      937,748      674,557
            Retirements during period. . . . . . . . . . . . . . . . . . . . . . . .     (793,533)    (321,024)    (517,584)
                                                                                     ------------  -----------  -----------

            Balance at end of period . . . . . . . . . . . . . . . . . . . . . . . . $108,027,762  107,964,201  107,347,477
                                                                                     ============  ===========  ===========


    (E)  Reconciliation of accumulated depreciation:

            Balance at beginning of period . . . . . . . . . . . . . . . . . . . . . $ 34,309,524   30,168,868   26,320,670
            Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . . . .    4,585,711    4,461,680    4,365,782
            Retirements during the period. . . . . . . . . . . . . . . . . . . . . .     (793,533)    (321,024)    (517,584)
                                                                                     ------------  -----------  -----------

            Balance at end of period . . . . . . . . . . . . . . . . . . . . . . . . $ 38,101,702   34,309,524   30,168,868
                                                                                     ============  ===========  ===========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1992 and 1993.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Realty Associates-X, L.P., an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. Various relationships of the Partnership to the Corporate General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 9-13 of the Prospectus, which descriptions are incorporated herein by reference to Exhibit 3-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-9726) dated March 19, 1993.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Managing General Partner of the Partnership are as follows:

                                                          SERVED IN
NAME                         OFFICE                       OFFICE SINCE
- ----                         ------                       ------------

Judd D. Malkin               Chairman                       5/03/71
                             Director                       5/03/71
Neil G. Bluhm                President                      5/03/71
                             Director                       5/03/71
Jerome J. Claeys III         Director                       5/09/88
Burton E. Glazov             Director                       7/01/71
Stuart C. Nathan             Executive Vice President       5/08/79
                             Director                       3/14/73
A. Lee Sacks                 Director                       5/09/88
John G. Schreiber            Director                       3/14/73
H. Rigel Barber              Chief Executive Officer        8/01/93
Jeffrey R. Rosenthal         Chief Financial Officer        8/01/93
Gary Nickele                 Executive Vice President       1/01/92
                             General Counsel                2/27/84
Ira J. Schulman              Executive Vice President       6/01/88
Gailen J. Hull               Senior Vice President          6/01/88
Howard Kogen                 Senior Vice President          1/02/86
                             Treasurer                      1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year terms until the annual meeting of the Corporate General Partner to be held on June 7, 1994. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1994. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle -IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners -II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus"), Carlyle Income Plus, Ltd.- II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-II ("JMB Income-II"), JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd. -X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")), Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October
1969.  He is a Certified Public Accountant.

     Neil G. Bluhm (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Jerome J. Claeys III (age 51) (Chairman and Director of JMB Institutional Realty Corporation) has been associated with JMB since September 1977. He holds a Masters degree in Business Administration from the University of Notre Dame.

     Burton E. Glazov (age 55) has been associated with JMB since June 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 52) has been associated with JMB since July 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 60) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 47) has been associated with JMB since December 1970 and served as an Executive Vice President of JMB until December 1990. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 44) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Jeffrey R. Rosenthal (age 42) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Gary Nickele (age 41) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 42) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 45) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 58) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Compensation and Fees" at pages 6-9, "Cash Distributions" at pages 101-103, "Allocation of Profits or Losses for Tax Purposes" at page 101 and "Distributions and Compensations; Allocations of Profits and Losses" at pages A-5 to A-9 of the Prospectus, which descriptions are incorporated herein by reference to Exhibit 3-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-9726) dated March 19, 1993. Reference is also made to Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1993 and 1992, the General Partners received distributions of $25,001. The General Partners received a distribution of $616,698 in 1991. Management fees earned by the Corporate General Partner in 1993, 1992 and 1991 were $41,669, $41,669 and $62,500, respectively. Reference is made to Note 9. In addition, the General Partners received a share of Partnership operating losses in 1993. Such losses may benefit the General Partners to the extent that such losses may be offset against taxable income from the Partnership or other sources.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described under the captions "Compensation and Fees" at pages 6-9, "Conflicts of Interest" at pages 9-13 and "Powers, Rights and Duties of the General Partners" at pages A-11 to A-17 of the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-9726) dated March 19, 1993. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10 above.

     JMB Properties Company, an affiliate of the Corporate General Partner, provided property management services to the Partnership for all or part of 1993, the Double Tree Apartments, the Sunrise Mall and the Union Plaza Office Building. In 1993, such affiliate earned property management fees amounting to $221,779 for such services, all of which were paid as of December 31, 1993. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1993 aggregating $28,343 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1993, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $117,756, all of which was paid at December 31, 1993.

     Additionally, the General Partners may be reimbursed for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and in the operation of the Partnership's real property investments. In 1993, such costs were approximately $84,426, all of which were unpaid as of December 31, 1993.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The following or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the
         Partnership.

                                 NAME AND
                                 ADDRESS OF                         AMOUNT AND NATURE
                                 BENEFICIAL                         OF BENEFICIAL                            PERCENT
TITLE OF CLASS                   OWNER                              OWNERSHIP                                OF CLASS
- --------------                   ----------                         -----------------                        --------
Limited Partnership
  Interest                       Liquidity Fund Investment          6,138.50 Interests                       6.14%
                                 Corporation                        indirectly (as in-
                                 1900 Powell Street                 vestment manager or,
                                 Suite 730                          through affiliated
                                 Emeryville, California             entities, general
                                 partner                            partner of 14 general
                                 94608                              investment funds)


     (b) The Corporate General Partner and its officers and directors own the following Interests of the Partnership:

                                 NAME OF                            AMOUNT AND NATURE
                                 BENEFICIAL                         OF BENEFICIAL                            PERCENT
TITLE OF CLASS                   OWNER                              OWNERSHIP                                OF CLASS
- --------------                   -----------                        -----------------                        --------

Limited Partnership
  Interests                      JMB Realty Corporation             95 Interests directly                    Less than 1%

Limited Partnership
  Interests                      Corporate General                  103 Interests directly (1)               Less than 1%
                                 Partner and its
                                 officers and directors
                                 as a group

     (1) Includes 8 Interests owned by officers or their relatives for which each officer has investment and voting power as to such interests so owned.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, affiliates or their management other than those described in Items 10 and 11 above.



                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

    (a)   The following documents are filed as part of this report:

          (1) Financial Statements (See Index to Financial Statements filed with this annual report).

          (2)  Exhibits.

               3-A.    The Prospectus of the Partnership dated May 29, 1980,
as supplemented on August 4, 1980, November 12, 1980, November 24, 1980, January 30, 1981 and February 10, 1981, as filed with the Commission pursuant to Rules 424(b) and 424(c), is incorporated herein by reference to Exhibit 3-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-
9726) dated March 19, 1993. Copies of pages 6-13, 101-103, A-5 to A-9 and A-11 to A-17 are hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-9726) dated March 19, 1993.

               3-B.    Amended and Restated Agreement of Limited Partnership
set forth as Exhibit A to the Prospectus incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 0-9726) dated November 24, 1980.

               4-A.    Modification documents relating to the long-term
mortgage note secured by the Union Plaza Office Building are incorporated herein by reference to Exhibit 4-A to the Partnership's report on Form 10-K for December 31, 1992 (File No. 0-9726) dated March 19, 1993.

               4-B.    Long-term mortgage note documents relating to the
note secured by the Sunrise Mall located in Brownsville, Texas are incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 dated November 24, 1980 to Form S-11 (File No. 0-9726).

               4-C.    Long-term mortgage note documents relating to the
first mortgage note secured by the Garret Mountain Office Center located in West Paterson, New Jersey are incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 dated November 24, 1980 to Forms S-11 (File No. 0-9726).

               4-D.    Long-term mortgage note documents relating to the
second mortgage note secured by the Garret Mountain Office Center located in West Paterson, New Jersey and by the Garret Mountain venture are incorporated herein by reference to Exhibit 4-D to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-9726) dated March 19, 1993.

               4-E.    Modification documents relating to the long term
second mortgage note secured by the Garret Mountain Office Center located in West Paterson, New Jersey are incorporated herein by reference to Exhibit 4-E to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-
9726) dated March 19, 1993.

               10-A.   Acquisition documents relating to the purchase by the
Partnership of an interest in the Union Plaza Office Building located in Oklahoma City, Oklahoma are incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 3 to Form S-11 (File No. 0-9726) dated May 29, 1980.

               10-B.   Acquisition documents relating to the purchase by the
Partnership of an interest in the Sunrise Mall located in Brownsville, Texas are incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 dated November 24, 1980 to Form S-11 (File No. 0-9726).

               10-C.   Acquisition documents relating to the purchase by the
Partnership of an interest in the Garret Mountain Office Center located in West Paterson, New Jersey are incorporated by reference herein to the Partnership's Registration Statement on Post-Effective Amendment No. 2 dated November 24, 1980 to Form S-11 (File No. 0-9726).

               21.     List of Subsidiaries.

               24.     Powers of Attorney

          ---------------

          Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

    (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

          (i) The Partnership's Report on Form 8-K for October 31, 1993 (describing the sale of the Partnership's interest in Frontier Mall in Cheyenne, Wyoming) was filed. This report was dated November 12, 1993.

No annual report for the fiscal year 1993 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X

                 By:     JMB Realty Corporation
                         Corporate General Partner


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Senior Vice President
                 Date:   March 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Realty Corporation
                         Corporate General Partner


                         JUDD D. MALKIN*
                 By:     Judd D. Malkin, Chairman and Director
                 Date:   March 25, 1994


                         NEIL G. BLUHM*
                 By:     Neil G. Bluhm, President and Director
                 Date:   March 25, 1994


                         H. RIGEL BARBER*
                 By:     H. Rigel Barber, Chief Executive Officer
                 Date:   March 25, 1994


                         JEFFREY R. ROSENTHAL*
                 By:     Jeffrey R. Rosenthal, Chief Financial Officer
                         Principal Financial Officer
                 Date:   March 25, 1994


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                 Date:   March 25, 1994


                         A. LEE SACKS*
                 By:     A. Lee Sacks, Director
                 Date:   March 25, 1994


                         STUART C. NATHAN*
                 By:     Stuart C. Nathan, Executive Vice President
                           and Director
                 Date:   March 25, 1994


                 *By:    GAILEN J. HULL, Pursuant to Powers of Attorney


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Attorney-in-Fact
                 Date:   March 25, 1994

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X

                             EXHIBIT INDEX

                                                DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE       PAGE


3-A.       Pages 6-13, 101-103, A-5
           to A-9 and A-11 to A-17
           of the Prospectus of the
           Partnership dated May 29, 1980            Yes


3-B.       Amended and Restated Agreement
           of Limited Partnership                    Yes

4-A.       Modification documents related
           to the Union Plaza Office Building        Yes

4-B.       Long-term mortgage note documents
           related to the Sunrise Mall               Yes

4-C.       Long-term first mortgage note
           related to the Garret Mountain
           Office Center                             Yes

4-D.       Long-term second mortgage note
           related to the Garret Mountain
           Office Center                             Yes

4-E.       Modification documents related
           to the Garret Mountain
           Office Center                             Yes

10-A.      Acquisition documents related
           to the Union Plaza Office Building        Yes

10-B.      Acquisition documents related to
           the Sunrise Mall                          Yes

10-C.      Acquisition documents related to
           the Garret Mountain Office Center         Yes

21.        List of Subsidiaries                       No

24.        Powers of Attorney                         No