Form 10-Q
period 1994-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP X
filed 1994-05-16
CIK 314459

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                      FORM 10-Q



                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934




For the quarter ended March 31, 1994             Commission file number 0-9726




                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
               (Exact name of registrant as specified in its charter)




       Illinois                                        36-3057941
(State of organization)                      (IRS Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL                           60611
(Address of principal executive office)                      (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

                                  TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements . . . . . . . . . . . . . . . . . .

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . .




PART II      OTHER INFORMATION


Item 5.      Other Information. . . . . . . . . . . . . . . . . . . .

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . .






PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                                 CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31, 1994 AND DECEMBER 31, 1993

                                                                         (UNAUDITED)

                                                                           ASSETS
                                                                           ------

                                                                                                       MARCH 31,      DECEMBER 31,
                                                                                                        1994             1993
                                                                                                      ------------    ------------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,001,926         975,562
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,234,719      17,286,680
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        293,740         373,806
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        394,276         208,363
                                                                                                      ------------    ------------
       Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,924,661      18,844,411
                                                                                                      ------------    ------------
Investment properties, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,513,649       4,513,649
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     36,959,745      36,950,753
                                                                                                      ------------    ------------
                                                                                                        41,473,394      41,464,402
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,877,552      19,580,695
                                                                                                      ------------    ------------
       Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . .     21,595,842      21,883,707
                                                                                                      ------------    ------------
Investment in unconsolidated ventures, at equity (note 1) . . . . . . . . . . . . . . . . . . . . .      3,016,504       3,056,454
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        579,049         591,053
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        369,968         391,349
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        541,743         562,379
                                                                                                      ------------    ------------
                                                                                                      $ 42,027,767      45,329,353
                                                                                                      ============    ============
                                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                           CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                    ----------------------------------------------------

                                                                                                        MARCH 31,      DECEMBER 31,
                                                                                                          1994             1993
                                                                                                      ------------    ------------
Current liabilities:
  Current portion of long-term debt (note 3). . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 12,672,415      12,651,424
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      635,905         695,899
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,577,009       2,369,967
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      990,353         859,566
                                                                                                      ------------    ------------
       Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16,875,682      16,576,856
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      124,452         122,687
Investment in unconsolidated ventures, at equity (note 1) . . . . . . . . . . . . . . . . . . . . . .    3,674,627       3,408,985
Long-term debt, less current portion (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16,443,597      16,530,351
                                                                                                      ------------    ------------
       Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37,118,358      36,638,879
Venture partners' subordinated equity in ventures . . . . . . . . . . . . . . . . . . . . . . . . . .    5,251,668       5,280,977
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000           1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,562,233)     (4,550,420)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (909,943)       (903,693)
                                                                                                      ------------    ------------
                                                                                                        (5,471,176)     (5,453,113)
                                                                                                      ------------    ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . . . . . . . . . . . . . . . . .   90,049,709      90,049,709
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (29,136,434)    (28,852,914)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (55,784,358)    (52,334,185)
                                                                                                      ------------    ------------
                                                                                                         5,128,917       8,862,610
                                                                                                      ------------    ------------
       Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . . . . . . . . . .     (342,259)      3,409,497
                                                                                                      ------------    ------------
Commitments and contingencies (notes 2, 3 and 4)
                                                                                                      $ 42,027,767      45,329,353
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

                                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)




                                                                                                           1994             1993
                                                                                                       ------------      ----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,904,100       2,578,238
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      136,796         301,780
                                                                                                      ------------      ----------

                                                                                                         2,040,896       2,880,018
                                                                                                      ------------      ----------

Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      774,582       1,378,338
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      296,857         532,692
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      869,847       1,467,033
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      119,368         111,067
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       43,165          73,294
  Management fees to corporate general partner. . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,417          16,994
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       65,333          73,611
                                                                                                      ------------      ----------

                                                                                                         2,179,569       3,653,029
                                                                                                      ------------      ----------
                                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                                                          1994             1993
                                                                                                      ------------      ----------

          Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (138,673)       (773,011)

Partnership's share of operations of unconsolidated ventures. . . . . . . . . . . . . . . . . . . . .     (172,092)       (137,796)
Venture partners' share of ventures' operations . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,432         207,717
                                                                                                      ------------      ----------

          Net operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (295,333)       (703,090)

Gain on sale of investment property (note 4(a)) . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          2,070,917
                                                                                                      ------------      ----------

          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (295,333)      1,367,827
                                                                                                      ============      ==========

          Net earnings (loss) per limited partnership interest:
              Net operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      (2.84)          (6.75)
              Net gain on sale of investment property . . . . . . . . . . . . . . . . . . . . . . . .        --              20.50
                                                                                                      ------------      ----------

                                                                                                      $      (2.84)          13.75
                                                                                                      ============      ==========

          Cash distributions per limited partnership interest . . . . . . . . . . . . . . . . . . . . $      34.50            1.50
                                                                                                      ============      ==========













                                                See accompanying notes to consolidated financial statements.

                                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)
                                                                                                          1994             1993
                                                                                                       ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (295,333)      1,367,827
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      296,857         532,692
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       43,165          73,294
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            188,716
    Partnership's share of operations of unconsolidated ventures. . . . . . . . . . . . . . . . . . .      172,092         137,796
    Venture partners' share of ventures' operations . . . . . . . . . . . . . . . . . . . . . . . . .      (15,432)       (207,717)
    Gain on sale of investment property (note 4(a)) . . . . . . . . . . . . . . . . . . . . . . . . .        --         (2,070,917)
 Changes in:
 Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      80,066         (60,211)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..    (185,913)        (36,671)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,381         (19,944)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (59,994)         38,957
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      207,042         145,647
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      130,787         (53,305)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,765         (31,708)
                                                                                                      ------------     -----------
          Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . . . .      396,483           4,456
                                                                                                      ------------     -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . . . . . . . . . . . . . . .    3,051,961        (701,641)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,992)       (127,805)
  Cash proceeds from sale of investment property, net of selling expenses (note 4(a)) . . . . . . . .        --          1,021,908
  Partnership's contributions to unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . .        --            (16,422)
  Partnership's distributions from unconsolidated venture . . . . . . . . . . . . . . . . . . . . . .      133,500         116,328
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (31,161)        (25,206)
                                                                                                      ------------     -----------
          Net cash provided by investing activities . . . . . . . . . . . . . . . . . . . . . . . . .    3,145,308         267,162
                                                                                                      ------------     -----------
                                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                                           1994             1993
                                                                                                       ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (65,763)        (77,814)
  Venture partner's contributions to venture. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,759           6,758
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            (44,000)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,450,173)       (150,008)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6,250)         (6,250)
                                                                                                      ------------     -----------
          Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,515,427)       (271,314)
                                                                                                      ------------     -----------
          Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . $     26,364             304
                                                                                                      ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    567,540       1,232,691
                                                                                                      ============     ===========

  Sale of investment property (note 4(a)):
    Total sales proceeds, net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . . $      --          5,518,892
    Principal balance due on mortgage payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         (4,057,012)
    Reduction of accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           (439,972)
                                                                                                      ------------     -----------
          Cash proceeds from sale of investment property, net of selling expenses . . . . . . . . . . $      --          1,021,908
                                                                                                      ============     ===========
















                                                See accompanying notes to consolidated financial statements.

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 1994 AND 1993

                                     (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1993 which are included in the Partnership's 1993 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures (note 2), Holly Pond Associates ("Holly Pond"), Garret Mountain Office Center Associates I ("Garret Mountain"), Victoria Apartments Partnership ("Victoria"), Energy Plaza Associates ("Energy Plaza") (note 3(d)), and Greenway Associates ("Greenway"). The effect of all transactions between the Partnership and the ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Carlyle Seattle Associates ("Carlyle Seattle"), Carlyle Frontier Associates ("Carlyle/Frontier") (sold in 1993, note 4(b)) and Greenway Tower Joint Venture ("Greenway Tower"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle Seattle and Carlyle Seattle's venture, Wright-Carlyle Seattle ("First Interstate"), Carlyle/Frontier and Carlyle/Frontier's venture, Frontier Mall Associates or Greenway's venture, Greenway Tower.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the three months ended March 31:

                                         1994                       1993
                                ---------------------      --------------------
                               GAAP BASIS   TAX BASIS     GAAP BASIS   TAX BASIS
                               ----------   ---------     ----------   ---------
Net earnings (loss) . . .       $(295,333)   (360,416)     1,367,827   4,278,717
Net earnings (loss) per
 limited partnership
 interest . . . . . . . .       $   (2.84)      (3.46)         13.75       42.30
                                =========    ========      =========   =========

     The net earnings (loss) per limited partnership interest ("Interest") is based upon the Interests outstanding at the end of each period. Deficit capital accounts will result, through certain duration of the Partnership, in the recognition of net gain for financial reporting and federal income tax purposes.

     Certain amounts in the 1993 consolidated financial statements have been reclassified to conform to the 1994 presentation.

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classification specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none at March 31, 1994 and December 31, 1993, respectively) as cash equivalents with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

     Due to the uncertainty of the Partnership's ability to recover the net carrying value of the Garret Mountain office building through future operations or sale, the Partnership made a provision for value impairment on such investment property of $785,084. Such provision at December 31, 1993 was recorded to reduce the net carrying value of the investment property to the outstanding balance of the related non-recourse debt (note 3(f)). Also, as a result of the deteriorated economic condition of the West Paterson, New Jersey real estate market and the uncertainty of the venture recovering its deficit capital account from future operations and ultimate sale of the property, the Partnership made a provision for unrealizable venture partner deficit capital of $1,102,925. Such provision was recorded as of June 30, 1992 to eliminate the venture partners' deficit capital account.


(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership, at March 31, 1994, is a party to six operating joint venture agreements. In general, the venture partners, who were either the sellers (or their affiliates) of the property investments acquired, or parties who contributed an interest in the property being developed, made no cash contributions to the ventures, their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership.
After the Partnership receives its preferential return, the Partnership's venture partner is generally entitled to a non-cumulative return on its interest in the venture; net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. For the three months ended March 31, 1994 and 1993, one of the ventures' properties produced net cash receipts.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's venture partner(s) in an investment might become unable or unwilling to fulfill its (their) financial or other obligations, or that such venture partner(s) may have economic or business interests or goals that are inconsistent with those of the Partnership.

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     (b)  Carlyle Seattle

     During 1982, the Partnership acquired, through a joint venture ("First Interstate") between a joint venture ("Carlyle Seattle") described below and the developer, a fee ownership of improvements and a leasehold interest in an office building in Seattle, Washington. Carlyle Seattle is a joint venture between the Partnership and Carlyle Real Estate Limited Partnership-XII, a partnership sponsored by the Corporate General Partner of the Partnership. Under the terms of the First Interstate venture agreement, Carlyle Seattle made initial cash contributions aggregating $30,000,000.

     The terms of the Carlyle Seattle venture agreement provide that the Partnership will make 26.7% of all of the capital contributions required. The initial required contribution by the Partnership to the Carlyle Seattle venture was $10,125,000. The Carlyle Seattle venture agreement further provides that all of the venture's share of the First Interstate joint venture's annual cash flow, sale or refinancing proceeds, operating profits and losses, and tax items will be allocated 26.7% to the Partnership and 73.3% to the affiliated partner.

     Carlyle Seattle will generally be entitled to receive a preferred distribution (on a cumulative basis) of annual cash flow equal to 8% of its capital contributions to the First Interstate venture. Cash flow in excess of this preferred distribution will be distributable to the First Interstate venture partner up to the next $400,000, and any remaining annual cash flow will be distributable 50% to Carlyle Seattle and 50% to the First Interstate venture partner. Operating deficits, if any, will be shared 50% by Carlyle Seattle and 50% by the First Interstate joint venture partner. Operating profits or losses of the First Interstate venture generally are allocated in the same ratio as the allocation of annual cash flow; however, the venture partner will be allocated not less than 25% of such profits and losses. As of December 31, 1993, $20,049,000 of cumulative preferred distributions due to Carlyle Seattle were unpaid.

     The First Interstate venture agreement provides that upon sale of the property, Carlyle Seattle will be entitled to receive the first $39,000,000 of net sale proceeds plus an amount equal to any deficiencies (on a cumulative basis) in distributions of Carlyle Seattle's preferred return of annual cash flow. The First Interstate joint venture partner will be entitled to receive the next $5,000,000, and any remaining proceeds will be distributable 50% to Carlyle Seattle and 50% to the First Interstate joint venture partner.

     The Carlyle Seattle venture owns a net leasehold interest (which expires in 2052) in the land underlying the Seattle, Washington office building subject to a 20-year extension. The lease provides for an annual rental of $670,000 and has been determined to be an operating lease.

     The office building is managed by an affiliate of the First Interstate joint venture partner for a fee computed at 2% of base and percentage rents.


(3)  DEBT MODIFICATIONS/REFINANCINGS

     (a)  General

     As described below, the Partnership is seeking or has received mortgage note modifications on certain properties which expire on various dates commencing December 1995. Upon expiration of such modifications should the Partnership be unable to secure new or additional modifications to the loans, based upon current and anticipated future market conditions and other considerations relating to the properties and the Partnership's portfolio, the

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Partnership may decide not to commit any significant additional amounts to these properties. This would result in the Partnership no longer having an ownership interest in such properties and may result in gain for financial reporting and federal income tax purposes without any net distributable proceeds. Such decisions would be made on a property-by-property basis.

     (b)  Double Tree Apartments

     Effective June 1, 1987, the wrap-around mortgage note secured by Double Tree Apartments located in El Paso, Texas was modified, and this modification was further extended in 1990 to mature in 1992. In September 1992, the underlying mortgage note holder agreed to extend the maturity date by one year to April 1, 1993, with monthly installments of principal and interest in the amount of $43,532 based on a 10.5%, 15-year amortization retroactive to April 1, 1992. An agreement to extend the wrap-around mortgage note maturity by one year to April 1, 1993 was also obtained and was retroactive to April 1, 1992. In addition, beginning April 1, 1992, the Partnership had been required to remit monthly installments of principal in the amount of $4,482, to the wrap-around mortgage note holder. The Partnership had initiated discussions with the note holders to extend further the terms of the loans and, in addition, the Partnership had been pursuing other financing alternatives. The Partnership continued to pay debt service in accordance with the previously modified terms until the property was sold in March 1993 (see note 4(a)).

     (c)  Holly Pond Office Center

     The Holly Pond venture ceased making debt service payments, effective August 1, 1990, on the long-term, non-recourse mortgage note secured by Holly Pond Office Center located in Stamford, Connecticut and sought a modification of the note terms. In November 1991, the lender posted the property for acceleration of the mortgage and commenced proceedings to obtain title to the property. In conjunction with the lender's actions, it came to the venture's attention that there are traces of petroleum-based contaminant on a small portion of the property. The venture's initial environmental investigation indicated that, although the contamination is currently on the property, the cause of the problem was most likely a result of certain activities of the owner of a neighboring land parcel. The Partnership has notified the owner of the neighboring land parcel regarding its responsibility for the clean-up of the contaminant. As a result, the lender has temporarily suspended its efforts to obtain title to the property pending the results of the venture's investigation. Although the Partnership believes the owner of the neighboring parcel will ultimately bear financial responsibility for the clean-up, the Partnership has accrued $36,000 for potential future costs related to the clean-up. Such accrual is reflected in accounts payable in the accompanying consolidated balance sheets at March 31, 1994 and December 31, 1993. Because the venture has been unable to secure debt service relief, the Partnership has decided, based upon current and anticipated future market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit any additional amounts to the property. This will result in the Partnership no longer having an ownership interest in the property. When the lender realizes upon its security in the property, the Partnership will recognize a gain for financial reporting and federal income tax purposes without any corresponding distributable proceeds. Therefore, the loan has been classified at March 31, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements.

     (d)  Union Plaza Office Building

     On August 31, 1993, the lender concluded proceedings to realize upon its security and took title to the property as described below.

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Effective October 1, 1988, the long-term mortgage secured by the Union Plaza office building in Oklahoma City, Oklahoma was modified. The maturity date of the note was changed from December 1, 1993 to December 1, 1998, when the outstanding principal balance and any unpaid interest was scheduled to be due. The modification reduced the interest accrual rate from 13-1/2% to 6% through September 30, 1990, then increasing periodically to 8.5% through September 30, 1993. The monthly installments of $217,629 were reduced to $52,721 commencing November 1988, and were to increase periodically to $125,028 through October 31, 1993. Thereafter, the accrual rate and the pay rate would be a specified market rate plus 3% adjusted annually. The Energy Plaza venture had agreed to deposit all "excess cash flow", as defined, into a savings account with the lender to pay deferred interest. As of August 31, 1993 (the title transfer date), no such excess cash flow had been deposited.

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

     (e)  Greenway

     In October 1992, the Greenway Tower venture refinanced the first and second mortgage notes with a new first mortgage note of $9,000,000. The initial advance of the note was $5,750,000 and allows for additional advances of up to $3,250,000 for approved tenant improvements, leasing commissions, interest advances, capital improvements and, under certain circumstances, borrower equity repayments. As of March 31, 1994, the balance of the note is $6,748,329 and $2,251,671 is available for future advances. Such replacement financing matures October 31, 1999 and requires monthly installments of interest equal to 3.75% per annum in excess of the lender's composite commercial paper rate ("Contract Index Rate", 7.21% and 6.94% at March 31, 1994 and December 31, 1993, respectively). To the extent such rate exceeds 9% in year one, 9.5% in year two, 10% in years three and four and 10.5% in years five through seven ("Applicable Base Percentage Rate"), the venture may defer the difference for a given month provided that the total interest deferred does not exceed 10% of the existing loan balance. Any deferred interest is due when and to the extent that in any one month the Contract Index Rate is less than the Applicable Base Percentage Rate along with the existing principal balance upon maturity of the loan. In addition, the lender participates in 50% of the net cash flow from the property as well as in 50% of any net proceeds resulting from the sale of the property. As of March 31, 1994, no such excess cash flow has been paid or is due to the lender. In order to secure the replacement financing, the venture was required to make a capital contribution of $635,574 ($286,008 of which was paid by the Partnership); however, portions of this contribution may be refunded to the venture as discussed above. In 1993, the Partnership received a partial refund (approximately $104,000) of its original contribution.

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (f) Garret Mountain Office Center

     The Garret Mountain venture has approached the mortgage lender in an effort to negotiate debt service relief on the 12-5/8% first mortgage note secured by the Garret Mountain Office Center in West Paterson, New Jersey. Effective November 1, 1993, the venture began making cash flow debt service payments. The venture will continue to remit cash flow from the property to the lender; however, such amount is expected to be less than the terms of the current mortgage loan. As of March 31, 1994, there is $160,740 of interest and $27,298 of principal in arrears on the first mortgage note. If the venture is unable to secure additional relief, the Partnership may decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. As a result, the Partnership recorded a provision for value impairment of $785,084 in the accompanying consolidated financial statements. Such provision, made as of December 31, 1993, is recorded to reduce the net carrying value of the investment property to the outstanding balance of the related non-recourse debt. The loan has been classified at March 31, 1994 and December 31, 1993 as a current liability in the accompanying consolidated balance sheets.

     In October 1989, the venture obtained a short-term (one year) second mortgage in the amount of $1,000,000 secured by the Garret Mountain Office Center located in West Paterson, New Jersey. The second mortgage was subsequently extended to September 1, 1991, August 1, 1992, August 1, 1993 and July 31, 1996. The second mortgage balance as of March 31, 1994 is $732,914. The second mortgage is payable in monthly installments of interest at the rate of 8% along with monthly payments of principal of $1,000 through April 30, 1994 and $6,000 thereafter until maturity and is classified as long-term debt, less current portion as of March 31, 1994 and December 31, 1993 in the accompanying consolidated balance sheets.


(4)  SALE OF INVESTMENT PROPERTIES

     (a)  Double Tree Apartments

     On March 18, 1993, the Partnership sold the land, building, related improvements and personal property of the Double Tree Apartments located in El Paso, Texas. The sale price of the land, building, related improvements and personal property was $5,550,000 (before selling costs and prorations), all of which was paid in cash at closing. A portion of the cash proceeds was utilized to retire the first mortgage note with an outstanding balance including principal and deferred interest of $4,496,984. As a result of the sale, the Partnership recognized a gain in 1993 of $2,070,917 for financial reporting purposes and $4,026,621 for federal income tax purposes. Pursuant to the sale, the Partnership received net sale proceeds of approximately $1,022,000 (after retirement of the existing first mortgage note, payment of loan fees, and certain other costs).

     (b)  Carlyle/Frontier

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


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship to the General Partners and their affiliates as of March 31, 1994 and for the three months ended March 31, 1994 and 1993 were as follows:

                                                                     Unpaid at
                                           1994        1993       March 31, 1994
                                         -------     --------    ---------------
Property management and
 leasing fees . . . . . . . . . .        $41,174       75,018            1,831
Management fees to corporate
 general partner. . . . . . . . .         10,417       10,417              --
Insurance commissions . . . . . .             70        2,440              --
Reimbursement (at cost) for
 out-of-pocket expenses . . . . .            205        2,318               26
                                         -------       ------            -----

                                         $51,866       90,193            1,857
                                         =======       ======            =====

     The Corporate General Partner and its affiliates are entitled to reim-bursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership properties. In 1993, such costs were $117,756, all of which were unpaid as of March 31, 1994. Any amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Greenway Tower and Carlyle Seattle (note 1) for the three months ended March 31, 1994 and 1993 follows:

                                                           1994         1993
                                                        ----------   ----------

     Total income . . . . . . . . . . . . . . . . . .   $5,387,616    5,504,763
                                                        ==========   ==========
     Operating loss . . . . . . . . . . . . . . . . .   $  748,665      683,723
                                                        ==========   ==========
     Partnership's share of loss. . . . . . . . . . .   $  172,092      166,955
                                                        ==========   ==========


(7)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1994 and for the three months ended March 31, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $1,002,000. Such funds and short-term investments of approximately $14,235,000 are available for capital improvements, distributions to partners and for working capital requirements including possible operating deficits at Sunrise Mall. The Partnership and its consolidated ventures have currently budgeted approximately $838,000 for tenant improvements and other capital expenditures in 1994. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures is currently budgeted to be approximately $656,000 in 1994. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The Partnership is undertaking a feasibility study to determine a financially competitive expansion of Sunrise Mall to accommodate certain retail tenants who have indicated an interest in possibly opening stores at the mall. In addition, the Greenway Towers Office Building is incurring capital improvements and operating deficits, which amounts are being funded from its mortgage loan. This property was refinanced in October 1992 with a new first mortgage that allows funding for tenant improvements, leasing commissions, interest advances and capital improvements. As of March 31, 1994, $2,251,671 was available for future advances. Reference is made to Note 3(e). The Greenway Towers Office Center in Dallas, Texas was 90% occupied at March 31, 1994. The second mortgage loan secured by both the Garret Mountain Office Center and the venture was extended to July 31, 1996 in October 1993. Reference is made to Note 3(f).

     Many of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions have resulted in the operating deficits described above.

     As described more fully in Notes 2 and 3, the Partnership is negotiating or has received mortgage loan modifications on certain of its properties. The existing modifications received will begin to expire at various dates beginning in December 1995. There can be no assurance that the Partnership will be able to secure the modifications for which it is negotiating, or that upon the expiration of the existing modifications the Partnership will be able to secure further modifications to these loans. Commencing in December 1995, certain of the mortgage loans securing the properties will begin to mature.
At maturity, there can be no assurance that the Partnership will be able to obtain replacement financing. If the Partnership does not seek or is unable to secure new or additional modifications or extensions to the loans, based upon current and expected future market conditions, the Partnership would likely decide not to commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, operating deficits.

This would result in the Partnership no longer having an ownership interest in such properties. Such decisions would be made on a property-by-property basis and could result in gain for financial reporting and federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     Although new construction in the Seattle office market has virtually ceased, the overall market remains very competitive due to significant amount of vacant space on the market, including sublease space. Although the occupancy (97% at March 31, 1994) at First Interstate Center has not been adversely affected to date by the competitive office market, effective rental rates have decreased as a result. Due to competitive market conditions and the significant amount of expiring square footage over the next several years, the property will reserve a portion of its cash flow to cover the re-leasing costs required. The first mortgage loan secured by the property is scheduled to mature in December 1995. The venture anticipates approaching the mortgage lender regarding an extension or modification of the existing mortgage loan. There can be no assurance that any such extension or modification will be obtained.

     In August 1990, the Holly Pond venture suspended debt service payments at the Holly Pond Office Building. In addition, the Partnership has accrued $36,000 for potential future environmental clean-up costs at the Holly Pond property. Reference is made to Note 3(c).

     The Garret Mountain venture has approached the mortgage lender in an effort to negotiate debt service relief on the 12-5/8% first mortgage note secured by the Garret Mountain Office Center in West Paterson, New Jersey. Effective November 1, 1993, the venture began making cash flow debt service payments. The venture will continue to remit cash flow from the property to the lender; however, such amount is expected to be less than the terms of the current mortgage loan. If the venture is unable to secure additional relief, the Partnership may decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. As a result, the Partnership recorded a provision for value impairment of $785,084 in the accompanying consolidated financial statements. Such provision, made as of December 31, 1993 is recorded to reduce the net carrying value of the investment property to the outstanding balance of the related non-recourse debt. The loan has been classified at March 31, 1994 and December 31, 1993 as a current liability in the accompanying consolidated balance sheets. In addition, approximately 32% (based on square footage) of tenant leases at the Garret Mountain office building expire in 1994. There can be no assurance that all of the expiring tenant space will be renewed.

     The sources of capital for such items described above and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by the operations of the investment properties and through the sale and refinancing of such investments. The Partnership's and its ventures' mortgage obligations are all non-recourse except for the second mortgage secured by both the Garret Mountain Office Center and the venture. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness on the non-recourse obligations unless the related property produces sufficient net cash flow from operations or sale. There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partner(s) in an investment might become unable or unwilling to fulfill its (their) financial or other obligations, or that such joint venture partner(s) may have economic or business interests or goals that are inconsistent with those of the Partnership.

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

     Due to the factors discussed above and the general lack of buyers of real estate today, it is likely that the Partnership may hold some of its investment properties longer than originally anticipated in order to maximize the return to the Limited Partners. On November 3, 1993, the Partnership received proceeds from the sale of the Partnership's interest in the Frontier Mall Partnership as more fully described in Note 4(b). A portion of such proceeds was distributed to the Limited Partners in February 1994. Although sale proceeds from the disposition of certain of the Partnership's remaining assets are expected, in light of the current severely depressed real estate markets, without a dramatic improvement in market conditions, the Limited Partners will not receive a full return of their original investment.

RESULTS OF OPERATIONS

     The decrease in short-term investments as of March 31, 1994 as compared to December 31, 1993 is primarily due to the $3,456,423 distribution of Frontier Mall sale proceeds as described above and operations made in February 1994.

     The decrease in rents and other receivables as of March 31, 1994 as compared to December 31, 1993 is due primarily to the timing of the receipt of rental and escalation revenues related to 1993 at the Sunrise Mall.

     The increases in escrow deposits and accrued real estate taxes as of March 31, 1994 as compared to December 31, 1993 is due primarily to timing of real estate tax payments of certain investment properties.

     The decrease in accounts payable as of March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of operating expenses of certain investment properties.

     The increase in accrued interest as of March 31, 1994 as compared to December 31, 1993 is due primarily to the suspension of debt service payments on the long-term mortgage loan secured by the Holly Pond Office Center. Reference is made to Note 3(c).

     The increase in investment in unconsolidated ventures at equity as of March 31, 1994 as compared to December 31, 1993 is due to losses and distributions from the Carlyle Seattle venture.

     The decreases in rental income, mortgage and other interest, depreciation, property operating expenses and amortization of deferred expenses for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 are due primarily to the sale of Double Tree Apartments in March 1993 and to the lenders obtaining legal title to the Union Plaza office building in August 1993. Reference is made to Notes 3(d) and 4(a).

     The decrease in interest income for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to a decrease in the average balance of short-term investments in 1994.

     The decrease in venture partners' share of ventures' operations for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is due primarily to the lenders obtaining legal title to the Union Plaza office building in August 1993. Reference is made to Note 3(d).

     The gain on sale of investment property of $2,070,917 in 1993 is due to the sale of the Double Tree Apartments in March 1993. Reference is made to
Note 4(a).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                         1993                                   1994
                                                           -------------------------------        -------------------------------
                                                            At       At        At       At        At        At       At        At
                                                            3/31     6/30      9/30    12/31      3/31      6/30     9/30     12/31
                                                            ----     ----      ----    -----      ----      ----    -----     ----
 1. Holly Pond Office Center
     Stamford, Connecticut. . . . . . . . . . . . . . . .   63%      74%       74%      85%       85%
 2. Sunrise Mall
     Brownsville, Texas . . . . . . . . . . . . . . . . .   89%(a)   89%(a)    89%(a)   89%(a)    86%(a)
 3. Garret Mountain Office Center
     West Paterson, New Jersey. . . . . . . . . . . . . .   99%      99%       99%      99%       99%
 4. Silvermine Apartments
     Victoria, Texas. . . . . . . . . . . . . . . . . . .   94%      97%       97%      99%       99%
 5. Union Plaza Office Center
     Oklahoma City, Oklahoma. . . . . . . . . . . . . . .   86%      80%       N/A      N/A       N/A
 6. Greenway Towers Office Building
     Dallas, Texas. . . . . . . . . . . . . . . . . . . .   75%      70%       66%      80%       90%
 7. Frontier Mall
     Cheyenne, Wyoming. . . . . . . . . . . . . . . . . .   87%      89%       89%      N/A       N/A
 8. First Interstate Center
     Seattle, Washington. . . . . . . . . . . . . . . . .   96%      96%       97%      97%       97%
- - -------------


     (a)  Occupancy including temporary tenants is:  95% at June 30, 1993; 96% at March 31, September 30 and December
31, 1993 and 93% at March 31, 1994.

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits.

     4-A.   Modification documents relating to the long-term mortgage note secured by the Union Plaza Office Building are incorporated herein by reference to the Partnership's report for December 1992 on From 10-K (File No. 0-9726) dated March 19, 1993.

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

     4-E.   Modification documents relating to the long term second mortgage note secured by the Garret Mountain Office Center located in West Paterson, New Jersey are hereby incorporated herein by reference to Exhibit 4-E to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-9726) dated March 19, 1993.

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

     10-D. The notice of sale by the Resolution Trust Corporation and exhibits thereto relating to the lender realizing upon its security in the Union Plaza Office Building in Oklahoma City, Oklahoma are hereby incorporated herein by reference to the Partnership's report on Form 8-K (File No. 0-9726), dated September 15, 1993.

     10-E. Partnership interest purchase documents and exhibits thereto relating to the sale of the Partnership's interest in Frontier Mall in Cheyene, Wyoming are hereby incorporated herein by reference to the Partnership's report on Form 8-K (File No. 0-9726), dated November 12, 1993.

     10-F. Sale documents and exhibits thereto relating to the sale of the Doubletree Apartments located in El Paso, Texas are hereby incorporated herein by reference to the Partnership's report on Form 8-K (File No. 0-9726) dated April 26, 1993.

            Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

(b) No reports on Form 8-K have been filed for the quarter covered by this report.



                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X

                       BY:   JMB Realty Corporation
                             (Corporate General Partner)




                             By:    GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                             Date:  May 11, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                    GAILEN J. HULL
                                    Gailen J. Hull, Principal Accounting Officer
                             Date:  May 11, 1994