Form 10-Q
period 1994-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP X
filed 1994-11-14
CIK 314459

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended September 30, 1994     Commission file number 0-9726




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

                                                               CONSOLIDATED BALANCE SHEETS

                                                        SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                                                       (UNAUDITED)

                                                                         ASSETS
                                                                         ------

                                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                                  1994             1993
                                                                                              ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . .        $    898,294          975,562
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . .          14,224,582       17,286,680
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             528,634          373,806
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             593,484          208,363
                                                                                              ------------     ------------
       Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,244,994       18,844,411
                                                                                              ------------     ------------
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,513,649        4,513,649
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37,391,295       36,950,753
                                                                                              ------------     ------------
                                                                                                41,904,944       41,464,402
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,484,144       19,580,695
                                                                                              ------------     ------------
       Total investment properties, net of accumulated depreciation. . . . . . . . . .          21,420,800       21,883,707
                                                                                              ------------     ------------
Investment in unconsolidated ventures, at equity (note 1). . . . . . . . . . . . . . .           2,948,502        3,056,454
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             735,426          591,053
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             327,129          391,349
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . . . .             562,306          562,379
                                                                                              ------------     ------------
                                                                                              $ 42,239,157       45,329,353
                                                                                              ============     ============
                                                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES

                                                         CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                  LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                  ----------------------------------------------------

                                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                                  1994             1993
                                                                                              ------------      -----------

Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . . . . . . . . . . . . . .        $ 12,705,821       12,651,424
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             418,990          695,899
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,935,368        2,369,967
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,209,846          859,566
                                                                                              ------------     ------------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,270,025       16,576,856
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             116,583          122,687
Investment in unconsolidated ventures, at equity (note 1). . . . . . . . . . . . . . .           4,290,550        3,408,985
Long-term debt, less current portion (note 3). . . . . . . . . . . . . . . . . . . . .          16,246,294       16,530,351
                                                                                              ------------     ------------
       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37,923,452       36,638,879
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . . . .           5,203,900        5,280,977
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,571,571)      (4,550,420)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . .            (922,444)        (903,693)
                                                                                              ------------     ------------
                                                                                                (5,493,015)      (5,453,113)
                                                                                              ------------     ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . .          90,049,709       90,049,709
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (29,360,546)     (28,852,914)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . .         (56,084,343)     (52,334,185)
                                                                                              ------------     ------------
                                                                                                 4,604,820        8,862,610
                                                                                              ------------     ------------
       Total partners' capital accounts (deficits) . . . . . . . . . . . . . . . . . .            (888,195)       3,409,497
                                                                                              ------------     ------------
Commitments and contingencies (notes 2, 3 and 4)
                                                                                              $ 42,239,157       45,329,353
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

                                                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES

                                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                       (UNAUDITED)


                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30                      SEPTEMBER 30
                                                               ---------------------------      ---------------------------
                                                                 1994              1993             1994            1993
                                                             -----------        ----------      -----------     -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . .         $ 1,937,640         2,131,128        6,276,939       7,137,298
  Interest income. . . . . . . . . . . . . . . . . .             193,589           199,033          472,314         546,744
                                                             -----------        ----------       ----------      ----------

                                                               2,131,229         2,330,161        6,749,253       7,684,042
                                                             -----------        ----------       ----------      ----------

Expenses:
  Mortgage and other interest. . . . . . . . . . . .             764,529         1,069,684        2,306,341       3,652,171
  Depreciation . . . . . . . . . . . . . . . . . . .             309,736           465,985          903,449       1,509,327
  Property operating expenses. . . . . . . . . . . .             967,328         1,206,195        2,938,698       3,983,779
  Professional services. . . . . . . . . . . . . . .              18,557             2,589          283,835         270,323
  Amortization of deferred expenses. . . . . . . . .              53,104            64,485          146,601         206,075
  Management fees to corporate
    general partner. . . . . . . . . . . . . . . . .              10,418            10,418           31,252          31,252
  General and administrative . . . . . . . . . . . .              49,912            60,976          132,440         221,523
                                                             -----------        ----------       ----------      ----------

                                                               2,173,584         2,880,332        6,742,616       9,874,450
                                                             -----------        ----------       ----------      ----------
                                                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES

                                                    CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30                      SEPTEMBER 30
                                                               ---------------------------      ---------------------------
                                                                 1994              1993             1994            1993
                                                             -----------        ----------      -----------     -----------

        Operating earnings (loss). . . . . . . . . .             (42,355)         (550,171)           6,637      (2,190,408)
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . . . . . . .            (256,462)         (152,622)        (589,017)       (314,788)
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . .              27,988           199,573           53,597         581,875
                                                            ------------        ----------       ----------      ----------
        Net operating loss . . . . . . . . . . . . .            (270,829)         (503,220)        (528,783)     (1,923,321)
Gain or disposition on sale of
  investment properties, net of
  venture partner's share of $2,048,668
  in 1993 (notes 3(d) and 4(a)). . . . . . . . . . .               --            4,643,220            --          6,714,137
                                                            ------------        ----------       ----------      ----------
        Net earnings (loss). . . . . . . . . . . . .        $   (270,829)        4,140,000         (528,783)      4,790,816
                                                            ============        ==========       ==========      ==========
        Net earnings (loss) per
         limited partnership
         interest:
           Net operating loss. . . . . . . . . . . .        $      (2.60)            (4.83)           (5.08)         (18.46)
           Gain on sale or disposi-
             tion of investment
             properties, net of ven-
             ture partner's share of
             $2,048,668 in 1993
             (notes 3(d) and 4(a)) . . . . . . . . .               --                45.97            --              66.47
                                                            ------------        ----------       ----------      ----------
                                                            $      (2.60)            41.14            (5.08)          48.01
                                                            ============        ==========       ==========      ==========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . . . . . .        $       1.50              1.50            37.50           13.50
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

                                                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES

                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                       (UNAUDITED)
                                                                                                  1994              1993
                                                                                              ------------      -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  (528,783)       4,790,816
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             903,449        1,509,327
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .             146,601          206,075
    Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . . . . . .               --             420,883
    Partnership's share of operations of unconsolidated
      ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             589,017          314,788
    Venture partners' share of ventures' operations and
      gain on sale (note 3(d)) . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (53,597)       1,466,793
    Total gain on sale or disposition of investment
      properties (notes 3(d) and 4(a)) . . . . . . . . . . . . . . . . . . . . . . . .               --          (8,762,805)
 Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (154,828)         125,731
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (385,121)        (180,920)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              64,220          (54,755)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (276,909)        (119,317)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             565,401          312,102
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             350,280          234,923
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (6,104)         (67,657)
                                                                                              ------------      -----------
        Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .           1,213,626          195,984
                                                                                              ------------      -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . .           3,062,098         (316,973)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .            (440,542)        (438,342)
  Cash proceeds from sale of investment property,
    net of selling expenses (note 4(a)). . . . . . . . . . . . . . . . . . . . . . . .               --           1,021,908
  Partnership's contributions to unconsolidated
    venture. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --             (16,422)
  Partnership's distributions from unconsolidated
    venture. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             400,500          353,633
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (290,974)         (44,111)
                                                                                              ------------      -----------
        Net cash provided by investing activities. . . . . . . . . . . . . . . . . . .           2,731,082          559,693
                                                                                              ------------      -----------
                                                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES

                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                                  1994              1993
                                                                                              ------------      -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .            (229,660)        (242,268)
  Venture partner's contributions to venture . . . . . . . . . . . . . . . . . . . . .              20,593           90,499
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . . . .             (44,000)         (44,000)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .          (3,750,158)      (1,350,068)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .             (18,751)         (18,751)
                                                                                              ------------      -----------
        Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . .          (4,021,976)      (1,564,588)
                                                                                              ------------      -----------
        Net decrease in cash and cash
          equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     77,268          808,911
                                                                                              ============      ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .        $  1,740,940        2,851,340
                                                                                              ============      ===========
  Non-cash investing and financing activities:
   Disposition of investment property (note 3(d)):
    Balance due on long-term debt cancelled. . . . . . . . . . . . . . . . . . . . . .        $      --          18,556,048
    Balance due on long-term debt-deferred accrued
     interest cancelled. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --           1,151,206
    Accrued interest expense on accelerated
     long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --           2,774,579
    Reduction of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .               --            (279,694)
    Reduction of investment properties . . . . . . . . . . . . . . . . . . . . . . . .               --         (15,510,251)
                                                                                              ------------      -----------
        Non-cash gain recognized due to lender
         realizing upon security . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      --           6,691,888
                                                                                              ============      ===========
   Sale of investment property (note 4(a)):
    Total sales proceeds, net of selling expenses. . . . . . . . . . . . . . . . . . .        $      --           5,518,892
    Principal balance due on mortgage payable. . . . . . . . . . . . . . . . . . . . .               --          (4,057,012)
    Reduction of accrued interest payable. . . . . . . . . . . . . . . . . . . . . . .               --            (439,972)
                                                                                              ------------      -----------
        Cash proceeds from sale of investment property,
         net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      --           1,021,908
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

                            SEPTEMBER 30, 1994 AND 1993

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:

                                     1994                         1993
                         -----------------------      -----------------------
                         GAAP BASIS     TAX BASIS     GAAP BASIS     TAX BASIS
                         ----------     ---------     ----------     ---------
Net earnings
 (loss). . . . . .      $(528,783)     (821,135)     4,790,816     4,560,045
Net earnings
 (loss) per
 limited
 partnership
 interest. . . . .      $   (5.08)        (7.88)         48.01         45.86
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

Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. government obligations at cost, which approximates market. For the purpose of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none at September 30, 1994 and December 31, 1993, respectively) as cash equivalents with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

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


(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership, at September 30, 1994, is a party to six operating joint venture agreements. In general, the venture partners, who were either the sellers (or their affiliates) of the property investments acquired, or parties who contributed an interest in the property being developed, made no cash contributions to the ventures. Their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the Partnership's venture partner is generally entitled to a non-cumulative return on its interest in the venture; net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. For the nine months ended September 30, 1994 and 1993, two of the ventures' properties produced net cash receipts.

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

     In May, 1994, Carlyle Seattle executed an agreement which issues an option to sell its entire interest in the First Interstate joint venture to the unaffiliated venture partner. The agreement provides for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the unaffiliated venture partner to purchase the remaining of 50.05% of Carlyle Seattle's interest between one year and two years after the initial sale closing. Carlyle Seattle would receive by closing, (from the unaffiliated joint venture partner) $20,000,000 in cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above, $5,000,000 in cash and an additional $15,000,000 in cash in the form of a loan to Carlyle Seattle for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in the First Interstate joint venture. The $15,000,000 loan to Carlyle Seattle (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) is secured by Carlyle Seattle's remaining 50.05% interest. The exercise price for the remaining 50.50% interest is $21,350,000 if purchased one year from the initial closing, up to $22,850,000 at the termination of the option period. The exercise price would be satisfied by applying the $5,000,000 option purchase price paid at the initial closing, and the balance of the unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan. There can be no assurance that such sale will occur or such option will be exercised.

     (c)  Victoria

     Subsequent to the end of the quarter, the Victoria venture entered into a contract for sale of the Silvermine Apartments, located in Victoria, Texas, with an unaffiliated prospective buyer. There can be no assurances that a sale will be finalized as the contract can be terminated at buyer's discretion through the period ending November 12, 1994. Should such sale occur according to the current terms, the Partnership would recognize a gain for financial reporting and Federal income tax purposes.


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

     (c)  Holly Pond Office Center

     The Holly Pond venture ceased making debt service payments, effective August 1, 1990, on the long-term, non-recourse mortgage note secured by Holly Pond Office Center located in Stamford, Connecticut and sought a modification of the note terms. In November, 1991, the lender posted the property for acceleration of the mortgage and commenced proceedings to obtain title to the property. In conjunction with the lender's actions, it came to the venture's attention that there are traces of petroleum-based contaminant on a small portion of the property. The venture's initial environmental investigation indicated that, although the contamination is currently on the property, the cause of the problem was most likely a result of certain activities of the owner of a neighboring land parcel.
The Partnership has notified the owner of the neighboring land parcel regarding its responsibility for the clean-up of the contaminant. As a result, the lender has temporarily suspended its efforts to obtain title to the property pending the results of the venture's investigation. Although the Partnership believes the owner of the neighboring parcel will ultimately bear financial responsibility for the clean-up, the Partnership has accrued $36,000 for potential future costs related to the clean-up. Such accrual is reflected in accounts payable in the accompanying consolidated balance sheets at September 30, 1994 and December 31, 1993. Because the venture has been unable to secure debt service relief, the Partnership has decided, based upon current and anticipated future market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit any additional amounts to the property. This will result in the Partnership no longer having an ownership interest in the property and, at that time, the Partnership will recognize a gain for financial reporting and federal income tax purposes without any corresponding distributable proceeds. Therefore, the loan has been classified at September 30, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements.

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

     (e)  Greenway

     In October, 1992, the Greenway Tower venture refinanced the first and second mortgage notes with a new first mortgage note of $9,000,000. The initial advance of the note was $5,750,000 and allows for additional advances of up to $3,250,000 for approved tenant improvements, leasing commissions, interest advances, capital improvements and, under certain circumstances, borrower equity repayments. As of September 30, 1994, the balance of the note is $7,462,132 and $1,537,868 is available for future advances. Such replacement financing matures October 31, 1999 and requires monthly installments of interest equal to the "Contract Index Rate", computed as 3.75% per annum in excess of the lender's composite commercial paper rate, (approximately 8.34% and 6.94% at September 30, 1994 and December 31, 1993, respectively). To the extent such rate exceeds 9% in year one, 9.5% in year two, 10% in years three and four and 10.5% in years five through seven ("Applicable Base Percentage Rate"), the venture may defer the difference for a given month provided that the total interest deferred does not exceed 10% of the existing loan balance. Any deferred interest is due when and to the extent that in any one month the Contract Index Rate is less than the Applicable Base Percentage Rate along with the existing principal balance upon maturity of the loan. In addition, the lender participates in 50% of the net cash flow from the property as well as in 50% of any net proceeds resulting from the sale of the property. As of September 30, 1994, no such excess cash flow or sale proceeds participation has been paid or accrued by Greenway. In order to secure the replacement financing, the venture was required to make a capital contribution of $635,574 ($286,008 of which was paid by the Partnership), however, portions of this contribution may be refunded to the venture as discussed above. In 1993, the Partnership received a partial refund (approximately $104,000) of its original contribution. The remaining portion of the contribution (approximately $182,000) is expected to be refunded to the Partnership in 1995.

     (f) Garret Mountain Office Center

     The Garret Mountain venture has approached the mortgage lender in an effort to negotiate debt service relief on the 12-5/8% first mortgage note secured by the Garret Mountain Office Center in West Paterson, New Jersey. Effective November 1, 1993, the venture began making cash flow debt service payments. The venture will continue to remit cash flow from the property to the lender, however, such amount is expected to be less than the terms of the current mortgage loan. As of September 30, 1994, there is $230,335 of interest and $71,424 of principal in arrears on the first mortgage note.

The venture has reached an agreement in principle with the mortgage lender

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


to modify the first mortgage note. The modified terms provide for a reduced interest pay rate (9-1/6%) and an extended maturity date (August 1, 1999). The difference between the contract rate and the pay rate ("the Shortfall") shall itself accrue interest at the contract rate. The Shortfall and related interest shall become due only upon the event of a default of the modified terms of the mortgage note. If the venture is unable to finalize this modification, the Partnership may decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. As a result, the Partnership recorded a provision for value impairment of $785,084 in the accompanying consolidated financial statements. Such provision, made as of December 31, 1993, was recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse debt. The loan has been classified at September 30, 1994 and December 31, 1993 as a current liability in the accompanying consolidated balance sheets.

     In October, 1989, the venture obtained a short-term (one year) second mortgage in the amount of $1,000,000 secured by the Garret Mountain Office Center located in West Paterson, New Jersey. The second mortgage was subsequently extended to September 1, 1991, August 1, 1992, August 1, 1993 and July 31, 1996. The second mortgage balance as of September 30, 1994 is $696,914. The second mortgage is payable in monthly installments of interest at the rate of 8% along with monthly payments of principal of $1,000 through April 30, 1994 and $6,000 thereafter until maturity and is classified as long-term debt, less current portion as of September 30, 1994 and December 31, 1993 in the accompanying consolidated balance sheets.

     The Partnership has commenced negotiations with the venture partner in the Garret Mountain venture regarding a sale of the Partnership's interest in the venture which would result in nominal proceeds. There can be no assurances that any such sale will occur. Should such sale occur according to the current terms, the Partnership would recognize a gain for financial reporting and Federal income tax purposes.

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

(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the
Partnership to the General Partners and their affiliates as of September
30, 1994 and for the nine months ended September 30, 1994 and 1993 were as follows:
                                                                     Unpaid at
                                                                   September 30,
                                           1994         1993           1994
                                         -------      -------      -------------
Property management
 and leasing fees. . . . . . . . .      $126,690      172,454          7,260
Management fees to
 corporate general
 partner . . . . . . . . . . . . .        31,252       31,252           --
Insurance commissions. . . . . . .        10,083       29,217           --
Reimbursement (at
 cost) for out-of-
 pocket expenses . . . . . . . . .            11       11,492           --
                                        --------      -------          -----
                                        $168,136      244,415          7,260
                                        ========      =======          =====

     The Corporate General Partner and its affiliates are entitled to reim-bursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership properties. For 1993 and for the nine months ended September 30, 1994, such costs were $84,426 and $56,829, respectively, all of which have been paid as of September 30, 1994. Any amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Greenway Tower and Carlyle Seattle (note 1) for the nine months ended September 30, 1994 and 1993 follows:
                                                    1994             1993
                                                -----------       ----------
   Total income. . . . . . . . . . . .          $16,287,459       16,814,428
                                                ===========       ==========
   Operating loss. . . . . . . . . . .          $ 2,642,213        1,526,716
                                                ===========       ==========
   Partnership's share
     of loss . . . . . . . . . . . . .          $   491,860          329,250
                                                ===========       ==========

(7)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1994 and for the three and nine months ended September 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $898,000. Such funds and short-term investments of approximately $14,225,000 are available for capital improvements, distributions to partners and working capital requirements. The Partnership and its consolidated ventures have currently budgeted approximately $660,000 for tenant improvements and other capital expenditures in 1994. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures is currently budgeted to be approximately $1,048,000 in 1994. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year.

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

     During October 1994, the Victoria venture entered into a contract for the sale of the Silvermine Apartments, located in Victoria, Texas, with an unaffiliated prospective buyer. There can be no assurances that a sale will be finalized as the contract can be terminated at buyer's discretion through the period ending November 12, 1994. Should such sale occur according to the current terms, the Partnership would recognize a gain for financial reporting and Federal income tax purposes.

     Regarding the First Interstate Center, although new construction in the Seattle office market has virtually ceased, the overall office market remains very competitive due to a significant amount of vacancy and sublease space on the market. In May, 1989, an initiative was passed in Seattle to limit future development of downtown office space. Over time, this initiative (which is effective for ten years) may have a favorable impact on the Seattle office market. Although the occupancy (97% at September 30, 1994) at First Interstate Center has not been adversely affected to date by the competitive office market, effective rental rates have decreased as a result. Due to the competitive market conditions and the significant amounts of expiring square footage over the next several years, the property will reserve a portion of its cash flow in order to cover the re-leasing costs required. In May, 1994, Carlyle Seattle executed an agreement which issues an option to sell its entire interest in the First Interstate joint venture to the unaffiliated venture partner.
The agreement provides for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest between one year and two years after the initial sale closing. Carlyle Seattle would receive, by closing, (from the unaffiliated joint venture partner) $20,000,000 in cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above, $5,000,000 in cash and an additional $15,000,000 in cash in the form of a loan to Carlyle Seattle for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in the First Interstate joint venture.

The $15,000,000 loan to Carlyle Seattle (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1,
1997) is secured by Carlyle Seattle's remaining 50.05% interest. The exercise price for the remaining 50.50% interest is $21,350,000 if purchased one year from the initial closing, up to $22,850,000 at the termination of the option period. The exercise price would be satisfied by applying the $5,000,000 option purchase price paid at the initial closing, and the balance of the unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan. There can be no assurance that such sale will occur or such option will be exercised.

     The Garret Mountain venture has approached the mortgage lender in an effort to negotiate debt service relief on the 12-5/8% first mortgage note secured by the Garret Mountain Office Center in West Paterson, New Jersey. Effective November 1, 1993, the venture began making cash flow debt service payments. The venture will continue to remit cash flow from the property to the lender, however, such amount is expected to be less than the terms of the current mortgage loan. The venture has reached an agreement in principle with the mortgage lender to modify the first mortgage note. The modified terms provide for a reduced interest pay rate (9-1/6%) and an extended maturity date (August 1, 1999). The difference between the contract rate and the pay rate ("the Shortfall") shall itself accrue interest at the contract rate. The Shortfall and related interest shall become due only upon the event of a default of the modified terms of the mortgage note. If the venture is unable to finalize this modification, the Partnership may decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. As a result, the Partnership recorded a provision for value impairment of $785,084 in the accompanying consolidated financial statements. Such provision, made as of December 31, 1993, is recorded to reduce the net carrying value of the investment property to the outstanding balance of the related non-recourse debt. The loan has been classified at September 30, 1994 and December 31, 1993 as a current liability in the accompanying consolidated balance sheets. The second mortgage loan secured by both the Garret Mountain Office Center and the venture was extended to July 31, 1996 in October, 1993. Reference is made to Note 3(f).

     The Partnership has commenced negotiations with the venture partner in the Garret Mountain venture regarding a sale of the Partnership's interest in the venture which would result in nominal proceeds. There can be no assurances that any such sale will occur. Should such sale occur according to the current terms, the Partnership would recognize a gain for financial reporting and Federal income tax purposes.

     In August, 1990, the Holly Pond venture suspended debt service payments at the Holly Pond Office Building. In addition, the Partnership has accrued $36,000 for potential future environmental clean-up costs at the Holly Pond property. Reference is made to Note 3(c).

     The sources of capital for such items described above and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by the operations of the investment
properties and through the sale and refinancing of such investments.   As
described above, the Partnership has executed sales agreements for its interests in the Victoria and the Carlyle Seattle ventures, is negotiating the sale of its interest in the Garret Mountain venture and intends to relinquish its interest in the Garret Mountain venture and intends to relinquish its interest in the Holly Pond venture. The Partnership does not consider these investments long-term sources of cash.

     The Partnership is undertaking a feasibility study to determine a financially competitive expansion of Sunrise Mall (which potentially would be funded from the Partnership's working capital and net cash generated from operations) to accommodate certain retail tenants who have indicated an interest in possibly opening stores at the mall. The Greenway Towers Office Building (90% occupied at September 30, 1994) is incurring capital improvement and operating deficits. These deficits are being funded from its mortgage loan which allows funding for tenant improvements, leasing commissions, interest advances and capital improvements. As of September 30, 1994, $1,537,868 remains available for future advances. Reference is made to Note 3(e).

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

     Due to the factors discussed above and the general lack of buyers of real estate today, it is likely that the Partnership may hold some of its remaining investment properties longer than originally anticipated in order to maximize the return to the Limited Partners. On November 3, 1993, the Partnership received proceeds from the sale of the Partnership's interest in the Frontier Mall Partnership as more fully described in Note 4(b). A portion of such proceeds was distributed to the Limited Partners in February, 1994. Although sale proceeds from the disposition of certain of the Partnership's remaining assets are expected, in light of the current severely depressed real estate markets, without a dramatic improvement in market conditions, the Limited Partners will not receive a full return of their original investment.

RESULTS OF OPERATIONS

     The aggregate decrease in cash and cash equivalents and in short-term investments as of September 30, 1994 as compared to December 31, 1993 is primarily due to the Partnership's $3,456,423 distribution of Frontier Mall sale proceeds made to the Limited Partners in February, 1994.

     The increase in rents and other receivables as of September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of the receipt of the Partnership's share of the $500,000 non-refundable deposit related to the sale of Carlyle Seattle's interest in the First Interstate Center which was received September 22, 1994 by the Partnership's affiliated venture partner but not yet distributed. Reference is made to
Note 2(b).

     The increases in escrow deposits and accrued real estate taxes as of September 30, 1994 as compared to December 31, 1993 is primarily due to timing of real estate tax payments of certain investment properties.

     The decrease in investment in unconsolidated ventures at equity as of September 30, 1994 as compared to December 31, 1993 is due to losses and distributions from the Carlyle Seattle venture in 1994.

     The decrease in accounts payable as of September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of operating expenses of certain investment properties.

     The increase in accrued interest as of September 30, 1994 as compared to December 31, 1993 is primarily due to the continued suspension of debt service payments on the long-term mortgage loan secured by the Holly Pond Office Center. Reference is made to Note 3(c). The increase is also due to interest accruals related to the debt secured by the Garret Mountain Office Center as debt service has been limited to cash flow produced by the property. Reference is made to Note 3(f).

     The decreases in rental income, mortgage and other interest, depreciation, property operating expenses and amortization of deferred expenses for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993 are primarily due to the sale of Double Tree Apartments in March, 1993. Reference is made to Note 4(a).
The decrease in rental income for the nine months ended September 30, 1994 as compared to 1993 is partially offset by the receipt of a lease termination fee (approximately $360,000) at the Garrett Mountain Office Center in May, 1994. The decreases in rental income, mortgage and other interest, depreciation, property operating expenses and amortization of deferred expenses for the three months ended September 30, 1994 as compared to the three months ended September 30, 1993 is primarily due to the lenders obtaining legal title to the Union Plaza office building in August 1993. Reference is made to Note 3(d).

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and the nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is primarily due to the sale of the Partnership's interest in Frontier Mall in October, 1993. Reference is made to Note 4(b). The decrease is also due to decreased rental income at the First Interstate Center resulting from decreased rental rates.

     The decrease in venture partners' share of ventures' operations for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is due primarily to the lenders obtaining legal title to the Union Plaza office building in August, 1993. Reference is made to Note 3(d). This decrease is partially offset by increased expenses related to capital items which are being funded by the mortgage note secured by Greenway Tower. Reference is made to Note 3(e).

     The gain on sale or disposition of investment properties of $4,643,220 for the three months ended September 30, 1993 is due to the lenders obtaining legal title to the Union Plaza office building in August 1993. Additionally, the nine months ended September 30, 1993 includes a $6,714,137 gain on sale of Double Tree Apartments in March, 1993.
Reference is made to Notes 3(d) and 4(a).


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                                        OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                         1993                                  1994
                                                             -------------------------------       -------------------------------
                                                             At       At        At       At        At       At        At       At
                                                            3/31     6/30      9/30    12/31      3/31     6/30      9/30    12/31
                                                            ----     ----      ----    -----      ----     ----     -----    -----
 1. Holly Pond Office Center
     Stamford, Connecticut . . . . . . . . . . . . . . . .   63%      74%       74%      85%       85%      92%       90%
 2. Sunrise Mall
     Brownsville, Texas. . . . . . . . . . . . . . . . . .   89%(a)   89%(a)    89%(a)   89%(a)    86%(a)   85%(a)    85%(a)
 3. Garret Mountain Office Center
     West Paterson, New Jersey . . . . . . . . . . . . . .   99%      99%       99%      99%       99%      92%       94%
 4. Silvermine Apartments
     Victoria, Texas . . . . . . . . . . . . . . . . . . .   94%      97%       97%      99%       99%     100%       98%
 5. Union Plaza Office Center
     Oklahoma City, Oklahoma . . . . . . . . . . . . . . .   86%      80%       N/A      N/A       N/A      N/A       N/A
 6. Greenway Towers Office Building
     Dallas, Texas . . . . . . . . . . . . . . . . . . . .   75%      70%       66%      80%       90%      89%       90%
 7. Frontier Mall
     Cheyenne, Wyoming . . . . . . . . . . . . . . . . . .   87%      89%       89%      N/A       N/A      N/A       N/A
 8. First Interstate Center
     Seattle, Washington . . . . . . . . . . . . . . . . .   96%      96%       97%      97%       97%      99%       97%
- - - - -------------


     (a)  Occupancy including temporary tenants is:  95% at June 30, 1993, 96% at March 31, September 30 and December 31, 1993,
93% at March 31, 1994, 92% at June 30, 1994 and 94% at September 30, 1994.

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

     10-F.   Sale documents and exhibits thereto relating to the sale of the
Doubletree Apartments located in El Paso, Texas are hereby incorporated herein by reference to the Partnership's report on Form 8-K (File No. 0-
9726) dated April 26, 1993.

     10-G.   Letter regarding sale/option and partnership amendment, dated
May 15, 1994, between Carlyle Seattle Associates and 999 Third Avenue, Ltd. relating to the First Interstate Center in Seattle, Washington is hereby incorporated herein by reference to the Partnership's report for June 30, 1994 on Form 10-Q (File No. 0-9726) dated August 12, 1994.

     27.     Financial Data Schedule

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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  November 10, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  November 10, 1994