Form 10-K405
CARLYLE REAL ESTATE LTD PARTNERSHIP X
filed 1995-03-31
CIK 314459

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1994                        Commission file no. 0-9726

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
              (Exact name of registrant as specified in its charter)


          Illinois                                  36-3057941
(State of organization)                  (I.R.S. Employer Identification No.)


   900 N. Michigan Ave., Chicago, Illinois              60611
    (Address of principal executive office)          (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                   which registered
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

Items incorporated by reference:  None

                                 TABLE OF CONTENTS



                                                                  Page
                                                                   ----
PART I

Item 1.        Business. . . . . . . . . . . . . . . . . . . . . .   1

Item 2.        Properties. . . . . . . . . . . . . . . . . . . . .   7

Item 3.        Legal Proceedings . . . . . . . . . . . . . . . . .   8

Item 4.        Submission of Matters to a Vote of
               Security Holders. . . . . . . . . . . . . . . . . .   8


PART II

Item 5.        Market for the Partnership's Limited
               Partnership Interests and
               Related Security Holder Matters . . . . . . . . . .   8

Item 6.        Selected Financial Data . . . . . . . . . . . . . .   9

Item 7.        Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations . . . . . . . . . . . . . . .  16

Item 8.        Financial Statements and Supplementary Data . . . .  22

Item 9.        Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure. . . . . . . . . . . . . . . .  72


PART III

Item 10.       Directors and Executive Officers of the
               Partnership . . . . . . . . . . . . . . . . . . . .  72

Item 11.       Executive Compensation. . . . . . . . . . . . . . .  75

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . . .  76

Item 13.       Certain Relationships and
               Related Transactions. . . . . . . . . . . . . . . .  78


PART IV

Item 14.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K . . . . . . . . . . . . . .  78


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . .  81












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

     The Partnership has made the real property investments set forth in the following table:

                                                              Sale or Disposal Date
                                                                 or if Owned at
                                                               December 31, 1994,
Name, Type of Property                            Date of       Original Invested
    and Location (f)                 Size        Purchase    Capital Percentage (a)          Type of Ownership
----------------------               ----        --------    ----------------------          -----------------
 1.  Lone Pine/Bloomfield
      Office Center
      Bloomfield Hills,
      Michigan . . . . . .       75,300 sq.ft.    8-13-80            6-30-86                 fee ownership of land and
                                    n.r.a.                                                   improvements (through joint
                                                                                             venture partnership)

 2.  Graystone Office/
      Warehouse
      Dallas, Texas. . . .       97,000 sq.ft.    8-13-80            7-4-89                  fee ownership of land and
                                    n.r.a.                                                   improvements (through joint
                                                                                             venture partnership)
 3.  Windmill Park
      Apartments
      Midland, Texas . . .         228 units      6-12-80            9-23-92                 fee ownership of land and
                                                                                             improvements (through joint
                                                                                             venture partnership) (c)
 4.  Park Place Towers
      Office Center
      Birmingham,
      Alabama. . . . . . .      305,900 sq.ft.    7-14-80            6-13-91                 fee ownership of land and
                                    n.r.a.                                                   improvements (through joint
                                                                                             venture partnership) (d)
 5.  Centroplex Office
      Building
      White Plains,
      New York . . . . . .      412,000 sq.ft.    8-1-80             7-10-91                 fee ownership of land and
                                    n.r.a.                                                   improvements (through joint
                                                                                             venture partnership)
 6.  Sunrise Mall
      Brownsville,
      Texas. . . . . . . .      311,000 sq.ft.    9-1-80              8.55%                  fee ownership of land and
                                    g.l.a.                                                   improvements (through joint
                                                                                             venture partnership)
                                                                                             (b)(d)(g)
 7.  Summit North
      Apartments
      Atlanta,
      Georgia. . . . . . .         250 units      9-17-80            6-16-83                 fee ownership of land and
                                                                                             improvements (through joint
                                                                                             venture partnership)
                                                              Sale or Disposal Date
                                                                 or if Owned at
                                                               December 31, 1994,
Name, Type of Property                            Date of       Original Invested
    and Location (f)                 Size        Purchase    Capital Percentage (a)          Type of Ownership
----------------------               ----        --------    ----------------------          -----------------

 8.  Holly Pond
      Office Center
      Stamford,
      Connecticut. . . . .       64,000 sq.ft.   12-17-80             1.61%                  fee ownership of land and
                                    n.r.a.                                                   improvements (through joint
                                                                                             venture partnership) (b)(d)
 9.  Main Place
      Apartments
      Mesa, Arizona. . . .         336 units     11-27-80            6-27-90                 fee ownership of land and
                                                                                             improvements (through joint
                                                                                             venture partnership)
10.  Garret Mountain
      Office Center
      West Paterson,
      New Jersey . . . . .      122,400 sq.ft.   10-29-80             2.95%                  fee ownership of land and
                                    n.r.a.                                                   improvements (through joint
                                                                                             venture partnership)
                                                                                             (b)(d)(g)
11.  Washington Office
      Building
      Washington, DC . . .      260,000 sq.ft.   12-18-80            9-30-88                 fee ownership of land and
                                    n.r.a.                                                   improvements (through joint
                                                                                             venture partnership)
12.  Double Tree Apartments
      El Paso, Texas . . .         284 units     12/17/80            3-18-93                 fee ownership of land and
                                                                                             improvements (c)
13.  Frontier Mall
      Cheyenne,
      Wyoming. . . . . . .      232,000 sq.ft.   12-16-80           10-31-93                 fee ownership of land and
                                    g.l.a.                                                   improvements (through joint
                                                                                             venture partnership) (d)(h)
14.  Union Plaza
      Office Building
      Oklahoma City,
      Oklahoma . . . . . .      250,000 sq.ft.   12-31-80            8-31-93                 fee ownership of land and
                                    n.r.a.                                                   improvements (through joint
                                                                                             venture partnership) (d)(e)
15.  Seattle Arcade
      Office Building
      Seattle,
      Washington . . . . .       90,000 sq.ft.   12-30-80            8-8-83                  fee ownership of land and
                                    n.r.a.                                                   improvements

                                                              Sale or Disposal Date
                                                                 or if Owned at
                                                               December 31, 1994,
Name, Type of Property                            Date of       Original Invested
    and Location (f)                 Size        Purchase    Capital Percentage (a)          Type of Ownership
----------------------               ----        --------    ----------------------          -----------------

16.  Westwood Plaza
      Shopping Center
      Westwood,
      New Jersey . . . . .      174,000 sq.ft.   12-17-80            8-22-88                 fee ownership of land and
                                    g.l.a.                                                   improvements and ground
                                                                                             leasehold interest in land
                                                                                             (through joint venture
                                                                                             partnership)
17.  Silvermine
      Apartments
      Victoria,
      Texas. . . . . . . .        216 units      12-19-80           11-29-94                 fee ownership of land and
                                                                                             improvements (through joint
                                                                                             venture partnership)
                                                                                             (b)(c)(d)
18.  Sunset Limited
      Apartments
      Harris County,
      Texas. . . . . . . .         288 units      2-6-81             6-5-90                  fee ownership of land and
                                                                                             improvements
19.  Highpoint Shopping
      Center
      Harris County,
      Texas. . . . . . . .       21,000 sq.ft.    2-6-81             2-5-91                  fee ownership of land and
                                    g.l.a.                                                   improvements
20.  Greenway Towers
      Office Building
      Dallas, Texas. . . .      185,700 sq.ft.    6-30-81              5%                    fee ownership of land and
                                       n.r.a.                                                improvements (through joint
                                                                                             venture partnership) (d)
21.  First Interstate
      Center
      Seattle,
      Washington . . . . .      893,000 sq.ft.   12-29-82            12.46%                  fee ownership of improve-
                                       n.r.a.                                                ments and ground leasehold
                                                                                             interest in land (through
                                                                                             joint venture partner-
                                                                                             ship) (d)(h)

---------------

   (a) The computation of this percentage for properties held at December 31, 1994 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

   (b) Reference is made to Note 4 and to Note 3 of Notes to Financial Statements of Unconsolidated Venture for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

   (c) This property has been sold. Reference is made to Note 7 for a description of the sale of such real property investment.

   (d) Reference is made to Note 3 for a general description of the joint venture partnership through which the Partnership has made this real property investment.

   (e) The lender concluded proceedings to realize upon its security and took title to the property on August 31, 1993. Reference is made to Note 4(b)(6).

   (f) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

   (g) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

   (h) The Partnership sold its interest or a portion of its interest in this property. Reference is made to Note 7 for a description of the sale of such Partnership interest.


     On November 29, 1994, the Partnership through its venture, Victoria Apartments Partnership, sold the land, building, related improvements and personal property of the Silvermine Apartments located in Victoria, Texas. Reference is made to the description of such transaction in the Partnership's report on Form 8-K (File No. 0-9726) dated March 23, 1994 and hereby incorporated herein by reference and also to Note 7(d) for a further description of the transaction.

     On December 1, 1994, the Partnership and an affiliate sold a portion of their interests in the Carlyle Seattle Venture. Reference is made to the description of such transaction in the Partnership's report on Form 8-K (File No. 0-9726) dated March 23, 1994 and hereby incorporated herein by reference and also to Note 7(e) for a further description of the transaction.

     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is made. The Partnership maintains the suitability and competitiveness of its properties in their markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1994 are adequately insured.

     Reference is made to Note 8 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1994.

     The Partnership has 11 full-time personnel and 14 part-time individuals who perform on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1994 and 1993 for the Partnership's investment properties owned during 1994:

                                                                        1993                          1994
                                                              -------------------------     -------------------------
                                                             At      At     At      At     At      At     At      At
                                    Principal Business      3/31    6/30   9/30   12/31   3/31    6/30   9/30   12/31
                                    ------------------      ----    ----   ----   -----   ----    ----  -----   -----
1. Holly Pond
    Office Center
    Stamford, Connecticut. . . . .  Financial Ser-
                                    vices/Attorneys          63%     74%    74%     85%    85%     92%    90%     83%
2. Sunrise Mall
    Brownsville, Texas . . . . . .  Retail                   89%     89%    89%     89%    86%     85%    85%  90%(a)
3. Garret Mountain
    Office Center
    West Paterson,
    New Jersey . . . . . . . . . .  Utilities/
                                    Food Products            99%     99%    99%     99%    99%     92%    94%     94%
4. Silvermine Apartments
    Victoria, Texas. . . . . . . .  Apartments               94%     97%    97%     99%    99%    100%    98%     N/A
5. Greenway Towers
    Office Building
    Dallas, Texas. . . . . . . . .  Insurance                75%     70%    66%     80%    90%     89%    90%     94%
6. First Interstate
    Center
    Seattle, Washington. . . . . .  Financial Services/
                                    Railroads                96%     96%    97%     97%    97%     99%    97%     97%

--------------------

     (a)   Occupancy including temporary tenants is 95%.

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

     There were no matters submitted to a vote of security holders during 1994 and 1993.




                                    PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
             AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1994, there were 10,407 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners.

ITEM 6.  SELECTED FINANCIAL DATA

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                        DECEMBER 31, 1994, 1993, 1992, 1991 AND 1990
                                        (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                     1994            1993             1992           1991            1990
                                -------------   -------------     -----------    ------------    ------------
Total income . . . . . . . . .   $  8,998,039       9,668,173      12,851,389      19,948,609      27,049,560
                                 ============     ===========     ===========     ===========    ============

Operating loss . . . . . . . .   $    (96,843)     (3,800,303)     (3,056,251)     (2,566,748)     (3,734,667)
Partnership's share
 of operations of
 unconsolidated
 ventures. . . . . . . . . . .       (563,775)       (429,451)      3,012,015        (970,190)       (944,088)
Venture partners'
 share of ventures'
 operations. . . . . . . . . .         10,250         522,333      (2,633,434)         65,794        (261,855)
                                -------------    ------------     -----------   -------------     -----------

Net operating loss . . . . . .       (650,368)     (3,707,421)     (2,677,670)     (3,471,144)     (4,940,610)
Gain (loss) on sale
 or disposition of
 investment proper-
 ties, net . . . . . . . . . .     11,122,225      10,367,072        (763,877)     16,929,654       6,221,660
                                -------------    ------------     -----------   -------------     -----------

Net earnings
 (loss) before
 extraordinary
 items . . . . . . . . . . . .     10,471,857       6,659,651      (3,441,547)     13,458,510       1,281,050

Extraordinary
 items, net. . . . . . . . . .       (146,856)          --          2,411,425        (816,125)          --
                                -------------    ------------     -----------   -------------     -----------

      Net earnings
        (loss) . . . . . . . .  $  10,325,001       6,659,651      (1,030,122)     12,642,385       1,281,050
                                =============    ============     ===========   =============     ===========

                                     1994            1993             1992           1991             1990
                                -------------    ------------     -----------   -------------     -----------

Net earnings (loss)
 per Interest (b):
  Net operating
   loss. . . . . . . . . . . .  $       (6.24)         (35.59)         (25.70)         (33.32)         (47.43)
  Gain (loss) on
   sale or disposi-
   tion of investment
   properties, net . . . . . .         110.11          102.63           (7.56)         167.60           61.59
  Extraordinary
   items, net. . . . . . . . .          (1.41)          --              23.87           (8.08)          --
                                 ------------     -----------     -----------   -------------     -----------

                                 $     102.46           67.04           (9.39)         126.20           14.16
                                 ============     ===========     ===========   =============     ===========

Total assets . . . . . . . . .   $ 49,762,290      45,329,353      66,343,472      68,974,767     112,329,612
Long-term debt . . . . . . . .   $ 12,391,857      16,530,351      23,234,806      23,551,860      72,673,641
Cash distributions
 per Interest (c). . . . . . .   $      39.00           15.00            6.00          119.00           12.00
                                 ============     ===========     ===========   =============     ===========

-------------

   (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

   (b) The net earnings (loss) per Interest is based upon the Interests outstanding at the end of the period.

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

SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1994


Property
--------

Garret Mountain
Office Center         a)    The GLA occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                           GLA                Avg. Base Rent Per
                             December 31,             Occupancy Rate          Square Foot (1)
                             ------------             --------------          ------------------

                               1990. . . . . . . . .         92%               17.34
                               1991. . . . . . . . .         95%               17.42
                               1992. . . . . . . . .         99%               19.24
                               1993. . . . . . . . .         99%               13.50
                               1994. . . . . . . . .         94%               17.47

                      (1)      Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                         Base Rent    Scheduled Lease   Lease
                      b)       Significant Tenants         Square Feet   Per Annum    Expiration Date   Renewal Option(s)
                               -------------------         -----------   ---------    ---------------   -----------------

                               Peoples Service             20,245        $364,410     12/1996           N/A
                               Electric and Gas Co.
                               (Utility)

                               Olin Hunt                   28,806         504,105     8/1997            N/A
                               (Food Products)

                               United States FBI           16,300         280,613     6/1999            N/A

                      c)       The following table sets forth certain information with respect to the expiration of leases for the next ten years at Garrett Mountain Office Center:

                                                                                       Annualized          Percent of
                                                  Number of          Approx. Total     Base Rent           Total 1994
                               Year Ending        Expiring           GLA of Expiring   of Expiring         Base Rent
                               December 31,       Leases             Leases (1)        Leases              Expiring
                               ------------       ---------          ---------------   -----------         ----------

                                 1995                  4                 7,856             115,352             5.57%
                                 1996                  1                20,245             364,410            17.60%
                                 1997                  2                33,571             589,875            28.49%
                                 1998                 --                 --                  --                --
                                 1999                  5                53,223             975,717            47.12%
                                 2000                 --                 --                  --                --
                                 2001                 --                 --                  --                --
                                 2002                 --                 --                  --                --
                                 2003                 --                 --                  --                --
                                 2004

                                 (1)  Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1995.

Property
--------

Sunrise Mall          a)       The GLA occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                           GLA                Avg. Base Rent Per
                               December 31,           Occupancy Rate          Square Foot (1)
                               ------------           --------------          ------------------

                               1990. . . . . . . . .         86%               5.91
                               1991. . . . . . . . .         87%               5.96
                               1992. . . . . . . . .         89%               5.78
                               1993. . . . . . . . .         89%               6.11
                               1994. . . . . . . . .         90%               6.54

                               (1) Average base rent per square foot is based on GLA occupied as of
                                   December 31 of each year.

                                                                         Base Rent    Scheduled Lease   Lease
                      b)       Significant Tenants         Square Feet   Per Annum    Expiration Date   Renewal Option(s)
                               -------------------         -----------   ---------    ---------------   -----------------

                               K-Mart                      84,180        $266,349     1/2005            N/A
                               (Department Store)

                               Beall Brothers              42,000         147,000     1/2000            N/A
                               (Department Store)

                      c)       The following table sets forth certain information with respect to the expiration of leases for the next ten years at Sunrise Mall:

                                                                                       Annualized          Percent of
                                                  Number of          Approx. Total     Base Rent           Total 1994
                               Year Ending        Expiring           GLA of Expiring   of Expiring         Base Rent
                               December 31,       Leases             Leases (1)        Leases              Expiring
                               ------------       ---------          ---------------   -----------         ----------

                                   1995                6                 9,534              84,588             4.65%
                                   1996                6                 9,910             135,396             7.44%
                                   1997                2                 3,450              34,872             1.92%
                                   1998                1                 2,370              28,440             1.56%
                                   1999                1                 1,054              16,860              .93%
                                   2000                5                48,631             248,652            13.66%
                                   2001                8                36,207             328,680            18.05%
                                   2002                2                 3,950              62,868             3.45%
                                   2003                1                   878              17,556              .96%
                                   2004                1                 5,945              47,556             2.61%

                                   (1)  Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1995.

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

     At December 31, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $23,720,000. Such cash and cash equivalents and short-term investments of approximately $3,121,000 are available for capital improvements, distributions to partners, and for working capital requirements. The Partnership and its consolidated ventures have currently budgeted approximately $851,000 for tenant improvements and other capital expenditures in 1995. The Partnership's share of such items and its share of similar items for its unconsolidated ventures is currently budgeted to be approximately $525,000 in 1995.
Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital for such items described above and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by the operations of the investment properties and through the sale and refinancing of such investments. The Partnership has sold its interest in the Garret Mountain venture effective January 1995 and intends to relinquish its interest in the Holly Pond venture. The Partnership does not consider these investments long-term sources of operational cash generated. Additionally, the Greenway Tower Office Building is incurring deficits which are being funded from its mortgage loan. Reference is made to Note 4(b)(8). The Partnership does not consider this investment as a short-term source of operational cash generated. In such regard reference is made to the Partnership's specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6.

     Many of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions have resulted in reduced cash flow or operating deficits at certain of the Partnership's investment properties.

     Commencing in July 1996, certain of the mortgage loans currently secured by the properties will begin to mature. At maturity, there can be no assurances that the Partnership will be able to obtain replacement financing. If the Partnership is unable to secure or does not seek new or additional modifications or extensions to the loans, based upon current and expected future market conditions, the Partnership would likely decide not to commit any significant additional amounts to any of the properties which are incurring or in the future do incur, operating deficits. This would result in the Partnership no longer having an ownership interest in such properties. Such decisions would be made on a property-by-property basis and could result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     On November 29, 1994, the Partnership through its venture, Victoria Apartments Partnership, sold the land, buildings, related improvements and personal property of the Silvermine Apartments, located in Victoria, Texas, to an unaffiliated buyer. The sales price was $5,750,000. After retirement of the related mortgage note, payment of a mortgage prepayment fee, closing costs and prorations, the cash proceeds from the sale were $1,635,663, of which the Partnership received $1,143,216. Reference is made to Note 7(d).

     In May 1994, Carlyle Seattle executed an agreement which issued an option to sell its interest in First Interstate to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. On December 1, 1994 (initial sale transaction closing) Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above. The unaffiliated venture partner paid $5,000,000 in cash for the option to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally the unaffiliated venture partner loaned Carlyle Seattle $15,000,000 (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) which is secured by Carlyle Seattle's remaining 50.05% interest. The exercise price for the remaining 50.05% interest is $21,350,000 if the purchase option is exercised one year from the initial closing, increasing up to $22,850,000 at the termination of the option period. The $5,000,000 option purchase price and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan can be applied toward the exercise price. There can be no assurance that such option will be exercised. At December 31, 1994, Carlyle Seattle has recorded a note payable to the unaffiliated venture partner in the amount of $15,000,000 plus accrued interest and a deferred gain of $5,000,000 for the cash option payment. In connection with the sale transaction, the First Interstate joint venture agreement was amended to cause the joint venture to be converted to a limited partnership in which Carlyle Seattle is the sole limited partner and the unaffiliated venture partner is the sole general partner. The Partnership's share of proceeds from this transaction was approximately $10,754,000 and its share of gain on sale and restructuring was approximately $9,374,000 in 1994.

     In November 1991, the Energy Plaza venture reduced debt service payments to the extent of cash flow at the Union Plaza Office Building. On May 27, 1993, the lender posted the property for acceleration of the mortgage and all accrued interest. Based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, the Partnership had decided not to commit any significant additional amounts to the property. Consequently, the lender realized upon its mortgage security interest in the property on August 31, 1993. Reference is made to Note 4(b)(6).

     The mortgage loan secured by the Double Tree Apartments was scheduled to mature in April 1992. The Partnership had obtained a one year extension. Debt service payments were ceased beginning April 1, 1992 in conjunction with the modification negotiations, but payments were remitted in full upon the finalization of the extension agreement. The Partnership continued to pay debt service in accordance with the previously modified terms until the property was sold in March 1993. Reference is made to Notes 4(b)(4) and 7(b).

     The Garret Mountain venture approached the first mortgage lender in an effort to negotiate debt service relief on the 12-5/8% first mortgage note secured by the Garret Mountain Office Center in West Paterson, New Jersey. Effective November 1, 1993, the venture began making cash flow debt service payments. The venture remitted cash flow from the property to the lender through March 1994, at which time an agreement was reached whereby reduced monthly payments were submitted while negotiations continued. The venture was unable to finalize a modification of the debt with the first mortgage lender and subsequently reached an agreement in principle with another mortgage lender to retire the first and second mortgage notes with a new first mortgage note. As a result of the uncertainty of the outcome of the lender negotiations, the Partnership recorded a provision for value impairment of $785,084 in the accompanying consolidated financial statements. Such provision, made as of December 31, 1993, was recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse debt. The first mortgage loan has been classified at December 31, 1994 and December 31, 1993 as a current liability in the accompanying consolidated balance sheets. The second mortgage loan secured by both the Garret Mountain Office Center and the venture was extended to July 31, 1996 in October, 1993. Reference is made to Note 4(b)(9).

     On January 25, 1995, the Partnership sold its interest in the Garret Mountain venture to its venture partner. The sales price was $300,000, represented by $50,000 in cash at closing and an interest bearing note for $250,000 due February 1, 1997. The note earns interest at 10% per annum and is payable in monthly payments of interest only until maturity when the full principal balance is due. Reference is made to Note 11(a).

     In August, 1990, the Holly Pond venture suspended debt service payments at the Holly Pond Office Building. The Partnership anticipates that the lender will finalize proceedings to obtain title to this property in 1995. When the lender realizes upon its security in the property, the Partnership will recognize a gain for financial reporting and federal income tax purposes without any corresponding distributable proceeds. In addition, the Partnership has accrued $21,600 for potential future environmental clean-up costs at the Holly Pond property. Reference is made to Note 4(b)(5).

     The Partnership is undertaking a feasibility study to determine a financially competitive expansion of Sunrise Mall (which potentially would be funded from the Partnership's working capital and net cash generated from operations) to accommodate certain retail tenants who have indicated an interest in possibly opening stores at the mall. The Greenway Tower Office Building (94% occupied at December 31, 1994) is incurring capital improvement and operating deficits. These deficits are being funded from its mortgage loan which allows funding for tenant improvements, leasing commissions, interest advances and capital improvements. As of December 31, 1994, $1,266,470 remains available for future advances. Reference is made to Note 4(b)(8).

     The Partnership's and its ventures' mortgage obligations are all non-recourse except for the second mortgage secured by both the Garret Mountain Office Center and the venture, which was retired at sale in 1995 (note 11(a)). Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness on the non-recourse obligations unless the related property produces sufficient net cash flow from operations or sale.

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

     Due to the factors discussed above and the general lack of buyers of real estate today, it is likely that the Partnership may hold some of its remaining investment properties longer than originally anticipated in order to maximize the return to the Limited Partners. On November 3, 1993, the Partnership received proceeds from the sale of the Partnership's interest in the Frontier Mall Partnership as more fully described in Note 7(c). A portion of such proceeds was distributed to the Limited Partners in February, 1994. On November 29, 1994, the Partnership received proceeds from the sale of the Silvermine Apartments and on various dates during 1994, the Partnership received proceeds from the sale of a portion of its interest in the Carlyle Seattle Venture, as more fully described in Notes 7(d) and 7(e), respectively. A portion of such proceeds was distributed to the Limited Partners in February 1995, as more fully described in Note 11(b). Although sale proceeds from the disposition of certain of the Partnership's remaining assets are expected, in light of the current severely depressed real estate markets, without a dramatic improvement in market conditions, the Limited Partners will not receive a full return of their original investment.


RESULTS OF OPERATIONS

     At December 31, 1994, 1993 and 1992, the Partnership owned four, six and nine operating properties, respectively. Reference is made to Notes 3 and 6 for a description of agreements which the Partnership has entered into with sellers or affiliates of sellers of the Partnership's properties for the operation and management of such properties.

     The aggregate increase in cash and cash equivalents and short-term investments at December 31, 1994 as compared to December 31, 1993 is primarily due to proceeds received from the sale of Silvermine Apartments ($1,143,216) and the First Interstate Center transaction ($10,753,614). Reference is made to Note 7(d) and 7(e), respectively. A portion of such proceeds was distributed to the Limited Partners in February 1995. Reference is made to Note 11(b). This increase is partially offset by cash distributions ($3,925,152) made during 1994.

     The increase in rents and other receivables at December 31, 1994 as compared to December 31, 1993 is primarily due to the receipt in 1995 of a 1994 cash distribution to the Partnership from the Greenway Tower Joint Venture.

     The decrease in escrow deposits, land, buildings and improvements, accumulated depreciation, deferred expenses, venture partners' deficit in venture, tenant security deposits and long-term debt at December 31, 1994 as compared to December 31, 1993 is primarily due to the sale of Silvermine Apartments in 1994. Reference is made to Note 7(d).

     The decrease in investment in unconsolidated ventures reflected as assets at December 31, 1994 as compared to December 31, 1993 is due to losses and distributions from the Greenway Tower Office Building in 1994.

     The decrease in accounts payable at December 31, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of certain leasing expenses by the Garret Mountain office center in 1994.

     The increase in accrued interest at December 31, 1994 as compared to December 31, 1993 is primarily due to the suspension of debt service payments in 1990 on the mortgage loan secured by the Holly Pond Office Center. Reference is made to Note 4(b)(5). The increase is also due to interest accruals related to the debt secured by the Garret Mountain Office Center as debt service payments have been reduced while debt modification discussions have taken place. Reference is made to Note 4(b)(9).

     The decrease in accrued real estate taxes at December 31, 1994 as compared to December 31, 1993 is primarily due to the payment of prior years real estate tax by the Holly Pond Office Center in 1994.

     The increase in investment in unconsolidated ventures reflected as liabilities at December 31, 1994 as compared to December 31, 1993 is primarily due to the sale of a portion of the Partnership's interest in the First Interstate Center. Reference is made to Note 7(e).

     The decreases in rental income, mortgage and other interest, depreciation, property operating expenses and amortization of deferred expenses for the year ended December 31, 1994 as compared to the year ended December 31, 1993 and the year ended December 31, 1993 as compared to December 31, 1992 are primarily due to the sale of the Double Tree Apartments in March 1993 and the lender obtaining legal title to the Union Plaza office building in August 1993. Reference is made to Notes 4(b)(6) and 7(b). Such decreases for 1993 as compared to 1992 are also due to the sale of the Windmill Park Apartments in September 1992. Reference is made to Note 7(a).

     The provision for unrealizable venture partner deficit in 1992 is a result of the elimination of the venture partners' deficit capital account of $1,102,925 as of June 30, 1992 at Garret Mountain Office Center.

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

     The decrease in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to the sale of the Partnership's interest in Frontier Mall in October, 1993. Reference is made to Note 7(c). The decrease is also due to decreased rental income in 1994 at the First Interstate Center resulting from decreased rental rates. The decrease for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily due to the $410,249 gain recognized on the refinancing of debt secured by the Greenway Tower Office Building in 1992. Reference is made to Note 4(b)(8).

     The decrease in venture partners' share of ventures' operations for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to the lenders obtaining legal title to the Union Plaza office building in August, 1993. Reference is made to Note 4(b)(6). The decrease for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily due to the gain recognized on the refinancing of debt secured by the Greenway Tower Office Building in 1992. Reference is made to Note 4(b)(8).

     The gain on sale or disposition of investment properties for 1994 is related to the sales of the Silvermine Apartments and a portion of the Partnership's interest in the Carlyle Seattle Venture. Reference is made to Note 7(d) and 7(e). The gain on sale or disposition of investment properties for 1993 is related to the sales of the Double Tree Apartment Complex and the Partnership's interest in the Frontier Mall Venture and to the lenders obtaining legal title to the Union Plaza Office Building. Reference is made to Notes 7(b), 7(c) and 4(b)(6). The loss on sale of investment property for 1992 is related to the sale of Windmill Park Apartments. Reference is made to Note 7(a).

     The extraordinary item for 1994 relates to a prepayment penalty and the amortization of deferred costs related to the retirement of the mortgage note secured by the Silvermine Apartments upon the sale of the property. Reference is made to Notes 4(b)(3) and 7(d). The extraordinary item for 1992 relates to the cancellation of the first mortgage note secured by Windmill Park Apartments. Reference is made to Note 7(a).

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

                                       INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1994 and 1993
Consolidated Statements of Operations, years ended December 31,
  1994, 1993 and 1992
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1994, 1993 and 1992
Consolidated Statements of Cash Flows, years ended December 31,
  1994, 1993 and 1992
Notes to Consolidated Financial Statements

                                                                     Schedule
                                                                     --------

Consolidated Real Estate and Accumulated Depreciation                   III

SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


                                  CARLYLE-SEATTLE
                           AN UNCONSOLIDATED VENTURE OF
                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X

                                       INDEX

Independent Auditors' Report
Balance Sheets, November 30, 1994 and December 31, 1993 Statements of Operations, eleven months ended November 30, 1994 and years ended December 31, 1993 and 1992
Statements of Partners' Capital Accounts (Deficits), eleven months ended November 30, 1994 and years ended December 31, 1993 and 1992
Statements of Cash Flows, eleven months ended November 30, 1994 and years ended December 31, 1993 and 1992
Notes to Financial Statements

                                                                     Schedule
                                                                     --------

Real Estate and Accumulated Depreciation                               III

SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.






                        INDEPENDENT AUDITORS' REPORT

The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - X (a limited partnership) and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - X and consolidated ventures at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.
Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                       KPMG PEAT MARWICK LLP



Chicago, Illinois
March 27, 1995

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                                 CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31, 1994 AND 1993

                                                           ASSETS
                                                           ------
                                                                                         1994                1993
                                                                                     ------------        -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . .        $23,719,647            657,375
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . .          3,120,977         17,604,867
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . .            486,909            373,806
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             58,984            208,363
                                                                                      -----------        -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . .         27,386,517         18,844,411
                                                                                      -----------        -----------
Investment properties, at cost (notes 2 and 3) - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,131,489          4,513,649
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . .         33,306,914         36,950,753
                                                                                      -----------        -----------
                                                                                       37,438,403         41,464,402
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .         18,745,887         19,580,695
                                                                                      -----------        -----------
          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . . . . . . . .         18,692,516         21,883,707
                                                                                      -----------        -----------
Investment in unconsolidated ventures, at equity (note 1). . . . . . . . . . .          2,769,146          3,056,454
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            431,095            591,053
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .            483,016            391,349
Venture partners' deficits in ventures (note 3). . . . . . . . . . . . . . . .              --               562,379
                                                                                      -----------        -----------
                                                                                      $49,762,290         45,329,353
                                                                                      ===========        ===========
                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------

                                                                                         1994                1993
                                                                                      -----------        -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . .        $12,621,045         12,651,424
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            552,291            695,899
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,180,147          2,369,967
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .            441,696            859,566
                                                                                      -----------        -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . .         16,795,179         16,576,856
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .             84,128            122,687
Investment in unconsolidated ventures, at equity (note 1). . . . . . . . . . .          5,370,037          3,408,985
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . .         12,391,857         16,530,351
                                                                                      -----------        -----------

Commitments and contingencies (notes 3, 4 and 8)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .         34,641,201         36,638,879

Venture partners' subordinated equity in ventures (note 3) . . . . . . . . . .          5,311,743          5,280,977
Partners' capital accounts (deficits) (note 5):
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000              1,000
     Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,471,087)        (4,550,420)
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . .           (928,694)          (903,693)
                                                                                      -----------        -----------
                                                                                       (5,398,781)        (5,453,113)
                                                                                      -----------        -----------
  Limited partners:
     Capital contributions, net of offering costs. . . . . . . . . . . . . . .         90,049,709         90,049,709
     Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . .        (18,607,246)       (28,852,914)
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . .        (56,234,336)       (52,334,185)
                                                                                      -----------        -----------
                                                                                       15,208,127          8,862,610
                                                                                      -----------        -----------
          Total partners' capital accounts . . . . . . . . . . . . . . . . . .          9,809,346          3,409,497
                                                                                      -----------        -----------

                                                                                      $49,762,290         45,329,353
                                                                                      ===========        ===========

                                See accompanying notes to consolidated financial statements.

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                        YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                     1994               1993               1992
                                                                 ------------       ------------       ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . .       $  8,284,677          8,977,099         12,118,555
  Interest income. . . . . . . . . . . . . . . . . . . . .            713,362            691,074            732,834
                                                                 ------------       ------------       ------------

                                                                    8,998,039          9,668,173         12,851,389
                                                                 ------------       ------------       ------------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . .          3,108,450          4,558,845          5,555,875
  Depreciation . . . . . . . . . . . . . . . . . . . . . .          1,173,001          1,826,311          2,258,584
  Property operating expenses. . . . . . . . . . . . . . .          4,018,407          5,433,301          6,154,665
  Professional services. . . . . . . . . . . . . . . . . .            294,686            271,376            238,507
  Amortization of deferred expenses. . . . . . . . . . . .            207,632            289,712            317,503
  Management fees to corporate general
    partner. . . . . . . . . . . . . . . . . . . . . . . .             41,669             41,669             41,669
  General and administrative . . . . . . . . . . . . . . .            251,037            262,178            237,912
  Provision for unrealizable venture
    partner deficit (note 1) . . . . . . . . . . . . . . .              --                 --             1,102,925
  Provision for value impairment (note 1). . . . . . . . .              --               785,084              --
                                                                 ------------       ------------       ------------

                                                                    9,094,882         13,468,476         15,907,640
                                                                 ------------       ------------       ------------

     Operating loss. . . . . . . . . . . . . . . . . . . .            (96,843)        (3,800,303)        (3,056,251)

Partnership's share of operations of
  unconsolidated ventures
  (notes 1, 3 and 10). . . . . . . . . . . . . . . . . . .           (563,775)          (429,451)         3,012,015
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . . . .             10,250            522,333         (2,633,434)
                                                                 ------------       ------------       ------------

     Net operating loss. . . . . . . . . . . . . . . . . .           (650,368)        (3,707,421)        (2,677,670)
                                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                     1994               1993               1992
                                                                 ------------       ------------       ------------

Gain (loss) on sale or disposition of
  investment properties, net of venture
  partner's gain (loss) of $1,297,406
  in 1994, $2,048,668 in 1993 and
  ($763,877) in 1992 (notes 4(b) and 7). . . . . . . . . .         11,122,225         10,367,072           (763,877)
                                                                 ------------       ------------       ------------

     Net earnings (loss) before
       extraordinary items . . . . . . . . . . . . . . . .         10,471,857          6,659,651         (3,441,547)

     Extraordinary items, net of
       venture partners' share of
       ($146,856) in 1994 and
       $2,411,425 in 1992
       (notes 4(b)(3) and 7(a)). . . . . . . . . . . . . .           (146,856)             --             2,411,425
                                                                 ------------       ------------       ------------

     Net earnings (loss) . . . . . . . . . . . . . . . . .       $ 10,325,001          6,659,651         (1,030,122)
                                                                 ============       ============       ============

     Net earnings (loss) per
       limited partnership
       interest (note 1):
         Net operating loss. . . . . . . . . . . . . . . .       $      (6.24)            (35.59)            (25.70)
         Gain on sale or disposi-
           tion of investment
           properties, net . . . . . . . . . . . . . . . .             110.11             102.63              (7.56)
         Extraordinary items,
           net . . . . . . . . . . . . . . . . . . . . . .              (1.41)             --                 23.87
                                                                 ------------       ------------       ------------

                                                                 $     102.46              67.04              (9.39)
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

                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                           YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                 GENERAL PARTNERS                                     LIMITED PARTNERS
                ------------------------------------------------    ---------------------------------------------------
                                                                              CONTRI-
                                                                              BUTIONS
                                NET                                           NET OF         NET
                  CONTRI-     EARNINGS        CASH                           OFFERING      EARNINGS        CASH
                  BUTIONS      (LOSS)     DISTRIBUTIONS       TOTAL           COSTS         (LOSS)     DISTRIBUTIONS     TOTAL
                  -------    ----------   -------------    -----------     -----------    ----------   ------------- ------------
Balance
 (deficit)
 December 31,
 1991. . . . . .   $1,000    (4,415,163)      (853,691)    (5,267,854)      90,049,709   (34,617,700)   (50,234,080)   5,197,929
Net loss
 (note 5). . . .     --         (90,631)         --           (90,631)          --          (939,491)         --        (939,491)
Cash distribu-
 tions ($6.00
 per limited
 partnership
 interest) . . .     --          --            (25,001)       (25,001)          --            --           (600,030)    (600,030)
                   ------   -----------       --------     ----------      ----------    -----------    -----------  -----------
Balance
 (deficit)
 December 31,
 1992. . . . . .    1,000   (4,505,794)       (878,692)    (5,383,486)     90,049,709    (35,557,191)   (50,834,110)   3,658,408

Net earnings
 (loss)
 (note 5). . . .     --         (44,626)          --          (44,626)           --        6,704,277          --       6,704,277
Cash distribu-
 tions ($15.00
 per limited
 partnership
 interest) . . .     --           --           (25,001)       (25,001)          --             --        (1,500,075)  (1,500,075)
                   ------   -----------       --------     ----------      ----------    -----------    -----------  -----------
Balance
 (deficit)
 December 31,
 1993. . . . . .    1,000    (4,550,420)      (903,693)    (5,453,113)     90,049,709    (28,852,914)   (52,334,185)   8,862,610
                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                                 GENERAL PARTNERS                                    LIMITED PARTNERS
                ------------------------------------------------    ---------------------------------------------------
                                                                              CONTRI-
                                                                              BUTIONS
                                NET                                           NET OF         NET
                  CONTRI-     EARNINGS        CASH                           OFFERING      EARNINGS        CASH
                  BUTIONS      (LOSS)     DISTRIBUTIONS       TOTAL           COSTS         (LOSS)     DISTRIBUTIONS     TOTAL
                  -------    ----------   -------------    -----------     -----------    ----------   ------------- ------------
Net earnings
 (note 5). . . .     --          79,333          --            79,333           --        10,245,668          --      10,245,668
Cash distribu-
 tions ($39.00
 per limited
 partnership
 interest) . . .     --           --           (25,001)       (25,001)          --             --        (3,900,151)  (3,900,151)
                   ------   -----------       --------     ----------      ----------    -----------    -----------  -----------
Balance
 (deficit)
 December 31,
 1994. . . . . .   $1,000    (4,471,087)      (928,694)    (5,398,781)     90,049,709    (18,607,246)   (56,234,336)  15,208,127
                   ======   ===========       ========     ==========      ==========    ===========    ===========  ===========


















                                   See accompanying notes to consolidated financial statements.

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                      1994              1993               1992
                                                                  -----------        -----------        -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . .        $10,325,001          6,659,651         (1,030,122)
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . .          1,173,001          1,826,311          2,258,584
    Amortization of deferred expenses. . . . . . . . . . .            207,632            289,712            317,503
    Extraordinary items, net of venture partners'
      share (notes 4(b)(3) and 7(a)) . . . . . . . . . . .            146,856              --            (2,411,425)
    Long-term debt - deferred accrued interest . . . . . .              --               420,883            708,752
    Provision for unrealizable venture partner
      deficit  . . . . . . . . . . . . . . . . . . . . . .              --                 --             1,102,925
    Partnership's share of operations of
      unconsolidated ventures. . . . . . . . . . . . . . .            563,775            429,451         (3,012,015)
    Venture partners' share of ventures'
      operations . . . . . . . . . . . . . . . . . . . . .            (10,250)          (522,333)         2,633,434
    Provision for value impairment . . . . . . . . . . . .              --               785,084              --
    Loss (gain) on sale or disposition of
      investment properties, net of venture
      partner's share (notes 4(b) and 7) . . . . . . . . .        (11,122,225)       (10,367,072)           763,877
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . .           (113,103)           163,048            388,371
    Escrow deposits. . . . . . . . . . . . . . . . . . . .            149,379            215,393            (11,839)
    Accrued rents receivable . . . . . . . . . . . . . . .            (91,667)           (88,501)            78,911
    Accounts payable . . . . . . . . . . . . . . . . . . .           (143,608)            24,074           (658,015)
    Accrued interest . . . . . . . . . . . . . . . . . . .            810,180            691,323            863,554
    Accrued real estate taxes. . . . . . . . . . . . . . .           (417,870)            43,311            192,024
    Tenant security deposits . . . . . . . . . . . . . . .            (38,559)           (69,481)            (5,216)
                                                                  -----------        -----------        -----------
          Net cash provided by
            operating activities . . . . . . . . . . . . .          1,438,542            500,854          2,179,303
                                                                  -----------        -----------        -----------
                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1994              1993               1992
                                                                  -----------        -----------        -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . . . .         14,483,890         (4,143,403)         1,831,886
  Additions to investment properties . . . . . . . . . . .           (546,394)          (570,823)        (1,241,647)
  Cash proceeds from sale of investment
    properties, net of selling expenses. . . . . . . . . .          1,631,512          4,330,607            500,000
  Partnership's contributions  to
    unconsolidated ventures. . . . . . . . . . . . . . . .              --                 --              (286,008)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . . . . . .         11,058,159            353,633            219,824
  Payment of deferred expenses . . . . . . . . . . . . . .           (187,521)          (200,019)          (180,525)
                                                                  -----------        -----------        -----------
          Net cash provided by
            investing activities . . . . . . . . . . . . .         26,439,646          (230,005)            843,530
                                                                  -----------        -----------        -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . .           (343,606)          (313,424)          (865,786)
  Venture partner's contributions to venture . . . . . . .             31,302            117,407             52,174
  Distributions to venture partners. . . . . . . . . . . .           (578,460)           (44,000)           (19,935)
  Distributions to limited partners. . . . . . . . . . . .         (3,900,151)        (1,500,075)          (600,030)
  Distributions to general partners. . . . . . . . . . . .            (25,001)           (25,001)           (25,001)
                                                                  -----------        -----------        -----------
          Net cash used in
            financing activities . . . . . . . . . . . . .         (4,815,916)        (1,765,093)        (1,458,578)
                                                                  -----------        -----------        -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . . .         23,062,272         (1,494,244)         1,564,255

          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . . .            657,375          2,151,619            587,364
                                                                  -----------        -----------        -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . . .        $23,719,647            657,375          2,151,619
                                                                  ===========        ===========        ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . .        $ 2,298,270          1,876,197          3,932,284
                                                                  ===========        ===========        ===========
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1994              1993               1992
                                                                  -----------        -----------        -----------

  Non-cash investing and financing activities:
    Disposition of investment properties (note 4(b)):
      Balance due on long-term debt canceled . . . . . . .       $      --            18,556,048              --
      Balance due on long-term debt -
        deferred accrued interest canceled . . . . . . . .              --             1,151,206              --
      Accrued interest expense on accelerated
        long-term debt . . . . . . . . . . . . . . . . . .              --             2,774,579              --
      Reduction of investment properties . . . . . . . . .              --           (15,510,251)             --
      Reduction of deferred expenses . . . . . . . . . . .              --              (279,694)             --
                                                                  -----------        -----------        -----------
          Non-cash gain recognized due to
            lender realizing upon security . . . . . . .          $     --             6,691,888              --
                                                                  ===========        ===========        ===========
    Sale of investment properties (note 7):
      Total sales proceeds, net of
        selling expenses . . . . . . . . . . . . . . . . .        $ 5,610,644         13,152,621              --
      Prepayment penalty . . . . . . . . . . . . . . . . .           (153,865)             --                 --
      Principal balance due on mortgage payable. . . . . .         (3,825,267)        (8,382,042)             --
      Accrued interest due on mortgage payable . . . . . .              --              (439,972)             --
                                                                  -----------        -----------        -----------
          Cash proceeds from sale of investment
            properties, net of selling expenses. . . . . .        $ 1,631,512          4,330,607              --
                                                                  ===========        ===========        ===========
    Sale of investment property (note 7(a)):
      Principal balance due on first mortgage. . . . . . .        $     --                 --             4,315,564
      Reduction of land. . . . . . . . . . . . . . . . . .              --                 --              (525,235)
      Reduction of buildings and improvements. . . . . . .              --                 --            (1,499,632)
      Reduction of furniture and fixtures. . . . . . . . .              --                 --                (2,887)
      Reduction of accrued interest payable. . . . . . . .              --                 --             1,007,286
                                                                  -----------        -----------        -----------
          Non-cash net gain recognized on sale . . . . . .        $     --                 --             3,295,096
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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1994, 1993 AND 1992


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures (note 3), Midland-Carlyle Partnership ("Midland") (note 4(b)(2)), Holly Pond Associates ("Holly Pond"), Sunrise Brownsville Associates, Ltd. ("Sunrise"), Garret Mountain Office Center Associates I ("Garret Mountain"), Victoria Apartments Partnership ("Victoria"), Energy Plaza Associates Limited Partnership ("Energy Plaza") (note 4(b)(6)) and Greenway Associates ("Greenway"). The effect of all transactions between the Partnership and the ventures has been eliminated.

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items is summarized as follows:

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                              1994                                    1993
                                             --------------------------------         ------------------------------
                                               GAAP BASIS          TAX BASIS          GAAP BASIS          TAX BASIS
                                              ------------        -----------        ------------        -----------
Total assets . . . . . . . . . . . . . .       $49,762,290         35,923,186         45,329,353         28,228,481
Partners' capital accounts
 (deficit) (note 5):
    General partners . . . . . . . . . .        (5,398,781)        (2,035,241)        (5,453,113)        (3,267,228)
    Limited partners . . . . . . . . . .        15,208,127         29,647,531          8,862,610         10,985,708
Net earnings (loss) (note 5):
    General partners . . . . . . . . . .            79,333          1,256,988            (44,626)         1,543,452
    Limited partners . . . . . . . . . .        10,245,668         22,561,974          6,704,277          8,508,524
Net earnings per limited
 partnership interest. . . . . . . . . .            102.46             225.63              67.04              85.08
                                               ===========         ==========         ==========       ============

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The net earnings per limited partnership interest is based upon the Interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classification specified in the pronouncement. Partner-ship distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($23,385,955 at December 31, 1994 and none at December 31, 1993) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Certain 1993 and 1992 amounts have been reclassified to conform to the 1994 presentation.

     Due to the uncertainty of the Partnership's ability to recover the net carrying value of the Garret Mountain office building through future operations or sale, the Partnership made a provision for value impairment on such investment property of $785,084. Such provision at December 31, 1993 was recorded to reduce the net carrying value of the investment property to the outstanding balance of the related non-recourse debt (note 4(b)(9)). Also, as a result of the deteriorated economic condition of the West Paterson, New Jersey real estate market and the uncertainty of the venture recovering its deficit capital account from future operations and ultimate sale of the property, the Partnership made a provision for unrealizable venture partner deficit capital of $1,102,925. Such provision was recorded as of June 30, 1992 to eliminate the venture partners' deficit capital account. This property was sold to the Venture partner in January, 1995 (note 11(a)).

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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  INVESTMENT PROPERTIES

     The Partnership originally acquired, either directly or through joint ventures (note 3), six apartment complexes, four shopping centers, ten office buildings and one office/warehouse center. Seventeen properties have been sold or disposed by the Partnership. All of the Partnership's remaining property investments were operating at December 31, 1994. The cost of the investment properties represents the total cost to the Partnership and its ventures plus miscellaneous acquisition costs.

     Depreciation on the operating properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     All investment properties are pledged as security for the long-term debt (note 4), for which there is no recourse to the Partnership except for the second mortgage loan secured by both the Garret Mountain Office Center and the venture (notes 4(b)(9) and 11(a)).

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Provisions for value impairment are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership originally entered into eighteen joint venture agreements of which thirteen, Arcade Associates, Lone Pine/Bloomfield Office Center Associates, Carlyle-Graystone Associates, Summit North Associates, Ltd., Place VIII Associates, 13th and L Associates, Consut Westwood Associates, Park Place Associates, Centroplex Associates, Midland-Carlyle Partnership, Energy Plaza Associates, Carlyle Frontier Associates and Victoria Apartments Partnership have been terminated. Pursuant to such venture agreements, the Partnership made capital contributions aggregating $79,625,550 through December 31, 1994. In general, the joint venture partners, who were either the sellers (or their affiliates) of the property investments acquired, or parties who contributed an interest in the property being developed, made no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, four apartment complexes, three shopping centers, ten office buildings and one office/warehouse center. In most instances, the properties were acquired (as completed) for a fixed purchase price. However, certain properties were developed by the ventures and in those instances, the contributions of the Partnership were generally fixed. The joint venture partner (who was primarily responsible for constructing the property) contributed any excess of cost over the aggregate amount available from Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, was entitled to retain such excesses. The venture properties have been financed under various long-term debt arrangements (note 4).

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During 1994, 1993 and 1992, two, two and five, respectively, of the ventures' properties produced net cash receipts. In addition, the Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures. In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, substantially all profits or losses are allocated to the partners in accordance with their respective economic interests.

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

     (b)  Carlyle Seattle

     On December 1, 1994, Carlyle Seattle sold 49.95% of its interest in First Interstate (note 7(e)).

     During 1982, the Partnership acquired, through a joint venture ("First Interstate") between an affiliated joint venture ("Carlyle Seattle") described below and the developer, a fee ownership of improvements and a leasehold interest in an office building in Seattle, Washington. Carlyle Seattle is a joint venture between the Partnership and Carlyle Real Estate Limited Partnership-XII ("C-XII"), an affiliated partnership sponsored by the Corporate General Partner of the Partnership. Under the terms of the First Interstate venture agreement, Carlyle Seattle made initial cash contributions aggregating $30,000,000.

     The terms of the Carlyle Seattle venture agreement provide that all the capital contributions will be made in the proportion of 26.7% by the Partnership and 73.3% by C-XII. The initial required contribution by the Partnership to the Carlyle Seattle venture was $10,125,000. The Carlyle Seattle venture agreement further provides that all of the venture's share of First Interstate's annual cash flow, sale or refinancing proceeds, operating profits and losses, and tax items will be allocated 26.7% to the Partnership and 73.3% to C-XII.

     Prior to the sale transaction, Carlyle Seattle was generally entitled to receive a preferred distribution (on a cumulative basis) of annual cash flow equal to 8% of its capital contributions to First Interstate. Cash flow in excess of this preferred distribution was distributable to the First Interstate joint venture partner up to the next $400,000 and any remaining annual cash flow was distributable 50% to Carlyle Seattle and 50% to the First Interstate joint venture partner. Operating deficits, if any, were shared 50% by Carlyle Seattle and 50% by the First Interstate joint venture partner. Operating profits or losses of First Interstate generally were allocated in the same ratio as the allocation of annual cash flow, however, the joint venture partner was to be allocated not less than 25% of such profits and losses.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In connection with the transaction, the First Interstate Venture Agreement has been amended to convert Carlyle Seattle's remaining general partnership interest to a limited partnership interest. Additionally, the amendment states that no profits, income or gain shall be allocable to Carlyle Seattle except to the extent that Carlyle Seattle receives distributions from First Interstate and operating losses shall be allocated to the extent of Carlyle Seattle's positive capital account balance and thereafter at 25.025%. The amended Venture Agreement provides that any distributions to Carlyle Seattle are subordinate to the joint venture partner's preferred return (as defined). It is not anticipated that any distributions will be made to Carlyle Seattle from operations subsequent to the initial sale transaction. Immediately after the execution of the amendment to the Venture Agreement, the unaffiliated venture partner conveyed its general partnership interest to its affiliate and First Interstate was recapitalized. The recapitalization involved the refinancing and replacement of the first mortgage loan. Additionally, effective December 1, 1994, the equity method of accounting has been applied with respect to Carlyle Seattle's interest in First Interstate as Carlyle Seattle's interest has decreased to less than 50% and converted a limited partnership interest.

     The office building is managed by an affiliate of the First Interstate joint venture partner for a fee computed at 2% of base and percentage rents.

     (c)  Greenway

     In September 1987, Greenway entered into an agreement with an additional venture partner to form a new venture, Greenway Tower. The terms of the Greenway Tower agreement called for contributions of the property, subject to the original first mortgage loan, plus $525,000 by Greenway and $525,000 by the additional venture partner. Profits and losses were allocated 50% to Greenway and 50% to the additional venture partner. Net cash flow and net sale or refinancing proceeds (as defined) would have generally be distributed 50% to Greenway and 50% to the additional venture partner. In October 1992, the Greenway Tower venture refinanced the outstanding debt secured by the property through a discounted payment (note 4(b)(8)). Pursuant to the replacement financing, the Greenway Tower venture agreement was amended to reflect a 45% interest for Greenway and 55% interest for the additional venture partner.

     In conjunction with the formation of Greenway Tower, management responsibilities were assumed in September 1987 by an affiliate of the additional venture partner for a fee based on a percentage of gross receipts.

     (d)  Park Place

     In April 1986, as a result of defaults by the venture partner in its obligations under the joint venture partnership and related agreements, the venture partner transferred its interest in the joint venture to the Partnership and the two individual principals of the venture partner signed non-interest bearing promissory notes in the aggregate amount of $1,000,000 payable to the joint venture on April 24, 1991. The notes have not been recorded in the accompanying consolidated financial statements due to the unlikelihood of their collection. The Partnership obtained judgments against the makers of the notes aggregating $1,024,000 for which enforcement is now being pursued. However, it is unlikely the Partnership will be able to collect upon these judgements as it is uncertain whether these individuals have sufficient assets to satisfy the judgments in whole or in part. As of December 31, 1994, no amounts have been collected from the makers of the notes.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (e)  Union Plaza

     On August 31, 1993, the lender concluded proceedings to realize upon its security and took title to the property (note 4(b)(6)).

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

                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4)  LONG-TERM DEBT

     (a)  Long-term debt of the Partnership and its consolidated ventures consists of the following at
December 31, 1994 and 1993:
                                                                                           1994              1993
                                                                                       -----------       -----------

11-1/2% mortgage note; secured by the Holly Pond
  office building in Stamford, Connecticut; payable in
  monthly installments of $53,009, (including interest)
  subject to call on June 1, 1997 when the remaining
  balance of approximately $4,792,000 is payable;
  see note 4(b)(5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 5,196,401         5,196,401

9-3/8% mortgage note; secured by the Sunrise Mall
  shopping center in Brownsville, Texas; payable in
  monthly installments of $113,415 (including interest)
  until January 1, 2001 when the remaining balance of
  $10,149,489 is payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,023,073        12,245,437

12-5/8% mortgage note; secured by the Garret Mountain
  office building in West Paterson, New Jersey;
  payable in monthly installments of $81,983
  (including interest) until July 1, 1997 when
  the remaining balance of $6,769,779 is payable;
  see notes 4(b)(9) and 11(a)  . . . . . . . . . . . . . . . . . . . . . . . .           7,108,514         7,147,162

8% second mortgage note; secured by the Garret Mountain
  office building in West Paterson, New Jersey;
  payable in monthly installments of interest and
  monthly principal payments of $1,000 until April 30,
  1994 and $6,000 thereafter until July 31, 1996
  when the remaining balance of approximately
  $571,000 is payable; see notes 4(b)(9) and 11(a) . . . . . . . . . . . . . .             684,914           736,914

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                           1994              1993
                                                                                       -----------       -----------

8-3/4% mortgage note; secured by the Silvermine
  apartment complex in Victoria, Texas; payable in
  monthly installments of principal and interest of
  $30,797 until December 1, 1998 when the then
  remaining balance of approximately $3,659,000
  was scheduled to be due; modified and subsequently
  retired at sale; see notes 4(b)(3) and 7(d). . . . . . . . . . . . . . . . .              --            3,855,861
                                                                                       -----------       -----------

     Total debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,012,902        29,181,775
     Less current portion of long-term debt. . . . . . . . . . . . . . . . . .          12,621,045        12,651,424
                                                                                       -----------       -----------

     Total long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .         $12,391,857        16,530,351
                                                                                       ===========       ===========

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (a limited partnership)
                             and Consolidated Ventures

              Notes to Consolidated Financial Statements - Continued


     Five year maturities of long-term debt are as follows:

                        1995 . . . . . . . . . . .       $12,621,045
                        1996 . . . . . . . . . . .           880,941
                        1997 . . . . . . . . . . .           294,263
                        1998 . . . . . . . . . . .           323,066
                        1998 . . . . . . . . . . .           354,690
                                                         ===========

     (b)  Modifications/Refinancings

       (1)  General

     As described below, the Partnership is seeking or has received mortgage note modifications on certain properties which expire on various dates commencing July 1996. Upon expiration of such modifications, should the Partnership not seek or be unable to secure new or additional modifications to the loans, based upon current and anticipated future market conditions and other considerations relating to the properties and the Partnership's portfolio, the Partnership may decide not to commit any significant additional amounts to these properties. This would result in the Partnership no longer having an ownership interest in such properties and may result in gain for financial reporting and federal income tax purposes without any net distributable proceeds. Such decisions would be made on a property-by-property basis.

       (2)  Windmill Park Apartments

     Effective June 1, 1986, the long-term mortgage note secured by the Windmill Park Apartments located in Midland, Texas was modified from a 12% note, payable in monthly installments of principal and interest, to an 8% note, payable in monthly installments of interest only. Pursuant to this modification, as extended, monthly interest payments from late 1988 to August 1, 1992 had been limited to the operating cash flow generated from the property. The difference between the amount paid and the modified rate would accrue and would be due upon subsequent sale of the property or maturity of the note. During 1992, the lender notified the venture that it was unwilling to further extend the modification or maturity date of the note. The joint venture continued to pay debt service in accordance with the previously modified terms until the property was sold in September 1992 (note 7(a)).

       (3)  Silvermine Apartments

     In November 1991, the Victoria venture refinanced the outstanding first mortgage note with a new first mortgage note of $3,914,700 secured by the Silvermine Apartments located in Victoria, Texas. The refinanced note had an outstanding balance at the date of refinancing of approximately $3,768,000 and was satisfied in full through a discounted payment of approximately $3,547,000. The discounted payment resulted in a gain of approximately $221,000 on the extinguishment of the mortgage note and the Partnership's share was fully recognized in 1991 as an extraordinary item. The Partnership received net refinancing proceeds of $29,255 (after retirement of the original first mortgage note, payment of loan fees, certain other costs and the venture partner's distribution). The outstanding balance of the new first mortgage note ($3,825,267) was retired in conjunction with the sale of the property (note 7(d)). The Partnership recognized in 1994 an extraordinary loss resulting from the sale, of $146,856 (net of venture partners' share) due to a $153,865 prepayment fee and the retirement of deferred expenses related to the new first mortgage note.
                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (a limited partnership)
                             and Consolidated Ventures

              Notes to Consolidated Financial Statements - Continued


       (4)  Double Tree Apartments

     Effective June 1, 1987, the wrap-around mortgage note secured by Double Tree Apartments located in El Paso, Texas was modified, and this modification was further extended in 1990. Monthly installments of interest only from June 1, 1990 through May 1, 1991 were agreed to be $29,078 (9% per annum), then $34,458 (10-1/2% per annum) from June 1, 1991 through April 1, 1992 when the entire unpaid balance of the note plus any previously deferred interest was due. In September 1992, the underlying mortgage note holder agreed to extend the maturity date by one year to April 1, 1993 with monthly installments of principal and interest in the amount of $43,532 based on a 10.5%, 15-year amortization retroactive to April 1, 1992. An agreement to extend the wrap-around mortgage note maturity by one year to April 1, 1993 was also obtained and was retroactive to April 1, 1992. In addition, beginning April 1, 1992, the Partnership had been required to remit monthly installments of principal in the amount of $4,482 to the wrap-around mortgage note holder. Debt service payments were ceased, beginning April 1, 1992, in conjunction with the modification negotiations, but payments were remitted in full upon the finalization of the extension agreement. The Partnership had initiated discussions with the note holders to extend further the terms of the loans and, in addition, the Partnership had been pursuing other financing alternatives. The Partnership continued to pay debt service in accordance with the previously modified terms until the property was sold in March 1993 (note 7(b)).

       (5)  Holly Pond Office Center

     The Holly Pond venture ceased making debt service payments, effective August 1, 1990, on the long-term, non-recourse mortgage note secured by Holly Pond Office Center located in Stamford, Connecticut and sought a modification of the note terms. In November 1991, the lender posted the property for acceleration of the mortgage and commenced proceedings to obtain title to the property. In conjunction with the lender's actions, it came to the venture's attention that there are traces of petroleum-based contaminant on a small portion of the property. The venture's initial environmental investigation indicated that, although the contamination is currently on the property, the cause of the problem was most likely a result of certain activities of the owner of a neighboring land parcel.
The Partnership notified the owner of the neighboring land parcel and has subsequently initiated litigation regarding the responsibility for the clean-up of the contaminant. As a result, the lender had temporarily suspended its efforts to obtain title to the property pending the results of the venture's investigation and litigation. Although the Partnership believes the owner of the neighboring parcel will ultimately bear financial responsibility for the clean-up, the Partnership has accrued $21,600 for potential future costs related to the clean-up. Such accrual is reflected in accounts payable in the accompanying 1994 and 1993 consolidated balance sheets. Because the venture has been unable to secure debt service relief, the Partnership has decided, based upon current and anticipated future market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit any additional amounts to the property. This will result in the Partnership no longer having an ownership interest in the property. When the lender realizes upon its security in the property, the Partnership will recognize a gain for financial reporting and federal income tax purposes without any corresponding distributable proceeds. The Partnership anticipates that the lender will finalize proceedings to obtain title to the property in 1995. The loan has been classified at December 31, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (a limited partnership)
                             and Consolidated Ventures

              Notes to Consolidated Financial Statements - Continued

       (6)  Union Plaza Office Building

     On August 31, 1993, the lender concluded proceedings to realize upon its security and took title to the property as described below.

     Effective October 1, 1988, the long-term mortgage secured by the Union Plaza office building in Oklahoma City, Oklahoma was modified. The maturity date of the note was changed from December 1, 1993 to December 1, 1998.
The modification reduced the interest accrual rate from 13-1/2% to 6% through September 30, 1990 and increasing periodically through September 30, 1993 to 8.5%. Thereafter, the accrual rate and the pay rate would be a specified market rate plus 3% adjusted annually. The excess of the interest accrued over amounts paid would be deferred without interest. The Partnership, through the Energy Plaza venture, had agreed to deposit all "excess cash flow", as defined, into a savings account with the lender.
Any amount in excess of $500,000 in this account would have been used to pay deferred interest. As of August 31, 1993 (the title transfer date), no such excess cash flow had been deposited.

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

       (7)  Carlyle/Frontier

     On October 31, 1993, the Partnership sold its interest in Frontier Mall Associates (note 7(c)).

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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (a limited partnership)
                             and Consolidated Ventures

              Notes to Consolidated Financial Statements - Continued


       (8)  Greenway

     In October 1992, the Greenway Tower venture refinanced the first and second mortgage notes with a new first mortgage note of $9,000,000. The initial advance of the note was $5,750,000 and allows for additional advances of up to $3,250,000 for approved tenant improvements, leasing commissions, interest advances, capital improvements and under certain circumstances borrower equity repayments. As of December 31, 1994, the balance of the note is $7,733,530 and $1,266,470 is available for future advances. Such replacement financing matures October 31, 1999 and requires monthly installments of interest equal to the "Contract Interest Rate", computed as 3.75% per annum in excess of the lender's composite commercial paper rate approximately 9.09% and 6.94% at December 31, 1994 and 1993, respectively. To the extent such rate exceeds 9% in year one, 9.5% in year two, 10% in years three and four and 10.5% in years five through seven ("Applicable Base Percentage Rate"), the venture may defer the difference for a given month provided that the total interest deferred does not exceed 10% of the existing loan balance. Any deferred interest is due when and to the extent that in any one month the Contract Index Rate is less than the Applicable Base Percentage Rate along with the existing principal balance upon maturity of the loan. In addition, the lender participates in 50% of the net cash flow from the property as well as in 50% of any net proceeds resulting from the sale of the property. As of December 31, 1994, no such excess cash flow or sale proceeds participation has been paid or accrued by Greenway. In order to secure the replacement financing, the venture has been required to make a capital contribution of $635,574 ($286,008 of which was paid by the Partnership); however, portions of this contribution may be refunded to the venture. In 1994 and 1993, the Partnership received partial refunds (approximately $135,000 and $104,000, respectively) of its original contribution. The refinanced notes had outstanding balances at the date of refinancing of approximately $14,255,000 and were satisfied in full through a discounted payment of $6,050,000. The discounted payment resulted in a gain in 1992 of approximately $8,204,000 on the extinguishment of the mortgage note and the Partnership's share of $410,249 was recognized for financial reporting purposes in 1992. In addition, the Partnership recognized a gain for Federal income tax purposes in 1992 without the Partnership receiving any distributable proceeds.

     (9)  Garret Mountain Office Center

     The Garret Mountain venture approached the first mortgage lender in an effort to negotiate debt service relief on the 12-5/8% first mortgage note secured by the Garret Mountain Office Center in West Paterson, New Jersey. Effective November 1, 1993, the venture began making cash flow debt service payments. The venture remitted cash flow from the property to the first mortgage lender through March 1994, at which time an agreement was reached whereby reduced monthly payments were submitted while negotiations continued. The venture was unable to finalize a modification of the debt with the first mortgage lender and subsequently reached an agreement in principle with another mortgage lender to retire the first and second mortgage notes with a new first mortgage note. As a result of the uncertainty of the outcome of the lender negotiations, the Partnership has recorded a provision for value impairment of $785,084 in the accompanying consolidated financial statements. Such provision, made as of December 31, 1993, was recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse debt. The first mortgage loan has been classified at December 31, 1994 and December 31, 1993 as a current liability in the accompanying consolidated balance sheets (note 11(a)).

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (a limited partnership)
                             and Consolidated Ventures

              Notes to Consolidated Financial Statements - Continued


     In October 1989, the venture obtained a short-term (one year) second mortgage in the amount of $1,000,000 secured by the Garret Mountain Office Center, located in West Paterson, New Jersey, and the venture. The second mortgage was subsequently extended to September 1, 1991, August 1, 1992, August 1, 1993 and July 31, 1996. The second mortgage balance as of December 31, 1994 is $684,913. The second mortgage is payable in monthly installments of interest at the rate of 8% along with monthly payments of principal of $1,000 through April 30, 1994 and $6,000 thereafter until maturity and is classified as long-term debt, less current portion as of December 31, 1994 and December 31, 1993.


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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (a limited partnership)
                             and Consolidated Ventures

              Notes to Consolidated Financial Statements - Continued


     An amendment to the Partnership Agreement, effective January 1, 1991, generally provides that notwithstanding any allocation contained in this Agreement, if, at any time profits are realized by the Partnership, any current or anticipated event would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. A portion of the 1994 and the 1993 Partnership gains for Federal income tax purposes were reallocated to the General Partners in accordance with this provision.

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

     At December 31, 1994, an affiliate of the General Partners of the Partnership was managing the Sunrise Mall in Brownsville, Texas.
Management fees are calculated at a percentage of the certain gross revenues from the property.


(7)  SALE OF INVESTMENT PROPERTIES

     (a)  Windmill Park Apartments

     Based upon the current and anticipated future market conditions in Midland, Texas and the venture's inability to obtain suitable replacement financing, the Partnership decided not to commit any significant additional amounts to this property. This prompted the venture to enter into a sale contract on September 23, 1992 under which the venture received $500,000 of cash sale proceeds from this disposition and the Partnership earned a $25,000 fee for providing consultation to the venture regarding the sale. As a condition precedent to the sale, the Partnership's existing mortgage indebtedness and deferred accrued mortgage interest (net of the Partnership's payments of such interest totaling $2,478 in 1992) secured by the property was discharged by the mortgage lender upon payment of $500,000 consideration to the lender. Accordingly, the Partnership, the venture and the purchaser have no further liability or obligations under such mortgage note. The sale of this property has resulted in the Partnership's recognition in 1992 of a net gain of $1,647,548 (comprised of an extraordinary gain of $2,411,425 due to the discharge of the mortgage indebtedness and a loss on sale of investment property of $763,877) in 1992 for financial reporting purposes, net of the venture partner's share of $1,647,547. In addition, the Partnership recognized a gain in 1992 of approximately $1,833,000 for Federal income tax purposes without the Partnership receiving any distributable sale proceeds.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (a limited partnership)
                             and Consolidated Ventures

              Notes to Consolidated Financial Statements - Continued


     (b)  Double Tree Apartments

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

     (c)  Carlyle Frontier

     Effective October 31, 1993, the Partnership and an affiliate (Carlyle Real Estate Limited Partnership - IX, a partnership sponsored by the General Partners) sold through Carlyle/Frontier their interests in Frontier Mall Associates, L.P. representing a total of a 70% interest in the Frontier Mall property, to the Partnership's unaffiliated joint venture partner.

     The sale price of the Partnership's 35% interest in Frontier Mall was $7,825,030 consisting of $3,500,000 in cash (before costs of sale and prorations) and $4,325,030 represented by the Partnership's 35% portion of the first mortgage note. As a result of the sale, the Partnership recognized in 1993 a gain of $3,652,935 for financial reporting purposes and $5,825,970 for federal income tax purposes.

     (d)  Silvermine Apartments

     On November 29, 1994, the Partnership through its venture, Victoria Apartments Partnership, sold the land, buildings, related improvements and personal property of the Silvermine Apartments, located in Victoria, Texas, to an unaffiliated buyer. The sales price was $5,750,000. After retirement of the related mortgage note, payment of a mortgage prepayment fee, closing costs and prorations, cash proceeds from the sale was $1,635,663, of which the Partnership received $1,143,216. As a result of the sale, the Partnership recognized a net gain of $1,601,796 (comprised of a gain on sale of investment property of $1,748,652 and an extraordinary loss of $146,856 due to the prepayment fee and the retirement of deferred expenses related to the mortgage note (note 4(b)(3)) for financial reporting purposes, net of the venture partner's share of $1,150,550. In addition, the Partnership recognized a gain in 1994 of $3,161,480 for federal income tax purposes.

     (e)  First Interstate Center

     In May 1994, Carlyle Seattle executed an agreement which issued an option to sell its interest in First Interstate to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. On December 1, 1994 (initial sale transaction closing), Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (a limited partnership)
                             and Consolidated Ventures

              Notes to Consolidated Financial Statements - Continued


cash (less non-refundable deposits as described above) for 49.95% of its interest. The unaffiliated venture partner paid, $5,000,000 cash for the option of the partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned $15,000,000 cash (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) and is secured by Carlyle Seattle's remaining 50.05% interest. The exercise price for the remaining 50.05% interest is $21,350,000 if the purchase option is exercised one year from the initial closing, increasing up to $22,850,000 at the termination of the option period. The $5,000,000 option purchase price paid at the initial closing and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan can be applied toward the exercise price. There can be no assurance that such option will be exercised. At December 31, 1994, Carlyle Seattle has recorded a note payable to the unaffiliated venture partner in the amount of $15,000,000 plus accrued interest and a deferred gain of $5,000,000 for the cash option payment. See note 3(b) for a discussion of the restructuring of First Interstate. The Partnership's share of proceeds from this transaction was approximately $10,754,000. Carlyle Seattle recognized a gain of $34,583,869 (of which the Partnership's share is $9,373,572) for financial reporting purposes in 1994 and a gain of $83,565,440 (of which the Partnership's share is $22,340,642) for Federal income tax purposes in 1994.


(8)  LEASES - AS PROPERTY LESSOR

     At December 31, 1994, the Partnership and its consolidated ventures' principal assets are one shopping center and two office buildings. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned, and the cost of each of the properties, excluding the cost of land, is depreciated over their estimated useful lives. Leases with office and shopping center tenants range in original term from one to twenty-eight years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants generally provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Costs and accumulated depreciation of the leased assets are summarized as follows at December 31, 1994:

     Shopping center:
           Cost. . . . . . . . . . . . . . . . . . . . .   $18,643,594
           Accumulated depreciation. . . . . . . . . . .    11,882,777
                                                           -----------
                                                             6,760,817
                                                           -----------
     Office Buildings:
          Cost . . . . . . . . . . . . . . . . . . . . .    18,794,809
          Accumulated depreciation . . . . . . . . . . .     6,863,110
                                                           -----------
                                                            11,931,699
                                                           -----------
          Total cost less accumulated
            depreciation . . . . . . . . . . . . . . . .   $18,692,516
                                                           ===========
                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (a limited partnership)
                             and Consolidated Ventures

              Notes to Consolidated Financial Statements - Continued


     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the operating leases at the shopping center and office buildings are as follows:

              1995 . . . . . . . . . . . . . . . .        $ 4,337,402
              1996 . . . . . . . . . . . . . . . .          3,869,378
              1997 . . . . . . . . . . . . . . . .          3,172,342
              1998 . . . . . . . . . . . . . . . .          2,670,246
              1999 . . . . . . . . . . . . . . . .          1,882,715
              Thereafter . . . . . . . . . . . . .          4,519,216
                                                          -----------
                    Total. . . . . . . . . . . . .        $20,451,299
                                                          ===========

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (a limited partnership)
                                                  and Consolidated Ventures

                                   Notes to Consolidated Financial Statements - Continued


(9)  TRANSACTIONS WITH AFFILIATES

    Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1994 and for the eleven months ended November 30, 1994 and the year ended December
31, 1994, 1993 and 1992 are as follows:

                                                                                                         UNPAID AT
                                                                                                        DECEMBER 31,
                                                      1994              1993             1992              1994
                                                    --------          --------         --------       --------------
Property management and
  leasing fees . . . . . . . . . . . . . . .        $178,247           221,779          302,888              --
Disbursement agent fees. . . . . . . . . . .           --                --               4,104              --
Management fees to corporate
  general partner. . . . . . . . . . . . . .          41,669            41,669           41,669              --
Insurance commissions. . . . . . . . . . . .          (3,924)           28,343           28,103              --
Reimbursement (at cost) for
  accounting services. . . . . . . . . . . .          81,796            77,323           97,100             1,438
Reimbursement (at cost) for
  legal services . . . . . . . . . . . . . .           8,768             7,103           10,313               160
Reimbursement (at cost) for
  data processing services . . . . . . . . .            --                  86            --                 --
Reimbursement (at cost) for
  out-of-pocket expenses . . . . . . . . . .           2,773            15,852            8,019              --
Reimbursement (at cost) for
  out-of-pocket salary and
  salary related expenses
  relating to on-site and
  other costs for the Part-
  nership and its investment
  properties . . . . . . . . . . . . . . . .           7,161           117,756           40,615             5,537
                                                     --------         --------         --------            ------

                                                     $316,490          509,911          532,811             7,135
                                                     ========         ========         ========            ======

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (a limited partnership)
                             and Consolidated Ventures

              Notes to Consolidated Financial Statements - Continued


     Any amounts currently payable to the General Partners and their affiliate do not bear interest and are expected to be paid in future periods.


(10)  INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for the Carlyle-Seattle venture (note 3) as of and for the eleven months ended November 30, 1994 and the year ended December 31, 1993, follows:



                                             1994               1993
                                         ------------       ------------

Current assets . . . . . . . . . .       $    806,508          2,088,736
Current liabilities. . . . . . . .          1,188,103          1,502,843
                                         ------------       ------------

    Working capital
      surplus (deficit). . . . . .           (381,595)           585,893
                                         ------------       ------------

Investment property, net . . . . .         67,961,810         69,926,060
Long-term accrued rent
  receivable . . . . . . . . . . .          5,565,673          5,114,243
Deferred expenses. . . . . . . . .          4,043,450          4,885,802
Long-term debt . . . . . . . . . .        (96,762,012)       (97,131,235)
Other liabilities. . . . . . . . .         (1,780,634)        (2,117,311)
Venture partners' equity . . . . .         16,982,833         14,932,465
                                         ------------       ------------

    Partner's capital
      deficit. . . . . . . . . . .       $ (4,370,475)        (3,804,083)
                                         ============       ============

Represented by:
  Invested capital . . . . . . . .       $  8,000,000          8,000,000
  Cumulative distributions . . . .         (1,823,523)        (1,653,978)
  Cumulative loss. . . . . . . . .        (10,546,952)       (10,150,105)
                                         ------------       ------------

                                         $ (4,370,475)        (3,804,083)
                                         ============       ============

Total income . . . . . . . . . . .       $ 18,644,031         20,796,157
                                         ============       ============

Expenses applicable to
  operating loss . . . . . . . . .       $ 20,625,791         23,027,341
                                         ============       ============

Net loss . . . . . . . . . . . . .       $  1,981,760          2,231,184
                                         ============       ============
                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (a limited partnership)
                             and Consolidated Ventures

              Notes to Consolidated Financial Statements - Concluded


     Total income, expenses applicable to operating loss and net loss from the above-mentioned venture for the year ended December 31, 1992 were $20,101,736, $23,558,049 and $3,456,313, respectively.


(11)  SUBSEQUENT EVENTS

     (a)  Sale of Interest - Garret Mountain

     On January 25, 1995, the Partnership sold its interest in the Garret Mountain venture to its venture partner. The sales price was $300,000, represented by $50,000 in cash at closing and an interest bearing note for $250,000 due February 1, 1997. The note earns interest at 10% per annum and is payable in monthly payments of interest only until maturity when the full principal balance is due.

     (b)  Distributions

     In February 1995, the Partnership paid a sales distribution of $11,999,400 ($120.00 per interest) to the limited partners and an operating distribution of $149,993 ($1.50 per interest) to the Limited Partners and $6,250 to the General Partners.

                                                                                                       SCHEDULE III
                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES
                                    CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      DECEMBER 31, 1994


                                                                       COSTS
                                                                    CAPITALIZED
                                            INITIAL COST TO        SUBSEQUENT TO          GROSS AMOUNT AT WHICH CARRIED
                                            PARTNERSHIP (A)          ACQUISITION              AT CLOSE OF PERIOD (B)
                                        ------------------------  --------------      ------------------------------------
                                                     BUILDINGS       LAND AND         LAND AND     BUILDINGS
                                                       AND         BUILDINGS AND     LEASEHOLD        AND
                       ENCUMBRANCE         LAND     IMPROVEMENTS   IMPROVEMENTS       INTEREST    IMPROVEMENTS   TOTAL (C)
                       -----------     -----------  ------------   -------------     ----------   ------------  ----------
SHOPPING CENTER:
 Brownsville,
  Texas. . . . . .     $12,023,073       2,610,306    15,391,072         688,182      2,564,340     16,079,254  18,643,594
OFFICE BUILDINGS:
 West Paterson,  .                                                         (C)
  New Jersey . . .       7,793,428       1,215,000     7,768,441       1,878,817      1,096,181      9,766,077  10,862,258
 Stamford,
  Connecticut. . .       5,196,401         470,968     6,477,211         984,372        470,968      7,461,583   7,932,551
                       -----------       ---------    ----------       ---------      ---------     ----------  ----------

    Total. . . . .     $25,012,902       4,296,274    29,636,724       3,551,371      4,131,489     33,306,914  37,438,403
                       ===========       =========    ==========       =========      =========     ==========  ==========

                                                                                           SCHEDULE III - CONTINUED
                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES
                                    CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      DECEMBER 31, 1994


                                                                                              LIFE ON WHICH
                                                                                              DEPRECIATION
                                                                                               IN LATEST
                                                                                              STATEMENT OF         1994
                                          ACCUMULATED             DATE OF        DATE          OPERATION       REAL ESTATE
                                         DEPRECIATION(D)       CONSTRUCTION    ACQUIRED       IS COMPUTED         TAXES
                                        ----------------       ------------   ----------    ---------------    -----------
SHOPPING CENTER:
 Brownsville,
  Texas. . . . . . . . . . . . . . . . .    $11,882,777            1979           9/1/80         5-30 years        217,508
OFFICE BUILDINGS:
 West Paterson,
  New Jersey . . . . . . . . . . . . . .      3,842,039            1982         10/29/80         5-30 years        330,750
 Stamford,
  Connecticut. . . . . . . . . . . . . .      3,021,071            1981         12/17/80         5-30 years         62,824
                                            -----------                                                            -------

    Total. . . . . . . . . . . . . . . .    $18,745,887                                                            611,082
                                            ===========                                                            =======

                                                                                           SCHEDULE III - CONTINUED
                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES
                                    CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      DECEMBER 31, 1994


     (A)   The cost to the Partnership represents the initial purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

     (B)   The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes was approximately $36,269,000.

     (C)   In 1993, the Partnership recorded a provision for value impairment of $785,084 (of which $753,923 was recorded as a reduction to land and buildings and improvements).  See Note 1.

     (D)   Reconciliation of real estate owned:

                                                                       1994               1993                1992
                                                                   ------------       ------------        -----------
       Balance at beginning of period. . . . . . . . . . . .        $41,464,402         72,217,171         74,896,127
       Additions during period . . . . . . . . . . . . . . .            546,394            570,823          1,241,647
       Reductions during period. . . . . . . . . . . . . . .         (4,572,393)       (30,569,669)        (3,920,603)
       Provision for value impairment. . . . . . . . . . . .              --              (753,923)             --
                                                                    -----------        -----------        -----------

       Balance at end of period. . . . . . . . . . . . . . .        $37,438,403         41,464,402         72,217,171
                                                                    ===========        ===========        ===========


     (E)   Reconciliation of accumulated depreciation:

       Balance at beginning of period. . . . . . . . . . . .        $19,580,695         29,365,821         29,000,085
       Depreciation expense. . . . . . . . . . . . . . . . .          1,173,001          1,826,311          2,258,584
       Reductions during period. . . . . . . . . . . . . . .         (2,007,809)       (11,611,437)        (1,892,848)
                                                                    -----------        -----------        -----------

       Balance at end of period. . . . . . . . . . . . . . .        $18,745,887         19,580,695         29,365,821
                                                                    ===========        ===========        ===========









                           INDEPENDENT AUDITORS' REPORT

The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X:

     We have audited the financial statements of Carlyle-Seattle Associates ("Carlyle Seattle"), an unconsolidated venture of Carlyle Real Estate Limited Partnership - X (Partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     As more fully described in Note 5, on December 1, 1994, the venture in which Carlyle Seattle has a majority interest was reconstituted as Wright-Carlyle Seattle Limited Partnership and its predecessor, Wright Carlyle Seattle commenced to wind-down its affairs and terminate.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Seattle Associates, an unconsolidated joint venture of Carlyle Real Estate Limited Partnership - X as of November 30, 1994 and December 31, 1993, and the results of its operations and its cash flows for the eleven-month period ended November 30, 1994 and for the years ended December 31, 1993 and 1992, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                                  KPMG PEAT MARWICK LLP



Chicago, Illinois
March 27, 1995

                                                       CARLYLE-SEATTLE
                          (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                                       BALANCE SHEETS

                                           NOVEMBER 30, 1994 AND DECEMBER 31, 1993

                                                           ASSETS
                                                           ------

                                                                                        1994               1993
                                                                                    ------------       ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . .      $    369,875          1,773,906
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . .           436,633            302,699
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                12,131
                                                                                    ------------       ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . .           806,508          2,088,736
                                                                                    ------------       ------------

Investment property, at cost (note 1) -- Schedule III:
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . .       107,612,116        108,027,762
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .        39,650,306         38,101,702
                                                                                    ------------       ------------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . . . . . . . .        67,961,810         69,926,060
                                                                                    ------------       ------------

Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . .         4,043,450          4,885,802
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,565,673          5,114,243
                                                                                    ------------       ------------

                                                                                    $ 78,377,441         82,014,841
                                                                                    ============       ============
                                                       CARLYLE-SEATTLE
                          (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                                 BALANCE SHEETS - CONTINUED


                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                                                                        1994               1993
                                                                                    ------------       ------------

Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . . . . . . . . . .      $    400,987            362,692
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           787,116            390,601
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               749,550
                                                                                    ------------       ------------

          Total current liabilities. . . . . . . . . . . . . . . . . . . . . .         1,188,103          1,502,843

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                55,300
Lease assumption payable and other liabilities . . . . . . . . . . . . . . . .         1,780,634          2,062,011
Long-term debt, less current portion (note 3). . . . . . . . . . . . . . . . .        96,762,012         97,131,235
                                                                                    ------------       ------------

Commitments and contingencies (notes 1, 2, 3 and 4)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        99,730,749        100,751,389

Partners' capital accounts (deficits) (note 2):
  Carlyle-X. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,370,475)        (3,804,083)
  Venture partners . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (16,982,833)       (14,932,465)
                                                                                    ------------       ------------
          Total partners' capital accounts (deficits). . . . . . . . . . . . .       (21,353,308)       (18,736,548)
                                                                                    ------------       ------------
                                                                                    $ 78,377,441         82,014,841
                                                                                    ============       ============












                                       See accompanying notes to financial statements.

                                                       CARLYLE-SEATTLE
                          (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                                  STATEMENTS OF OPERATIONS

                      ELEVEN MONTHS ENDED NOVEMBER 30, 1994 AND YEARS ENDED DECEMBER 31, 1993 AND 1992



                                                                     1994               1993                1992
                                                                  -----------        -----------        -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . .        $18,571,104         20,747,075         20,037,183
  Interest income. . . . . . . . . . . . . . . . . . . . .             72,927             49,082             64,553
                                                                  -----------        -----------        -----------

                                                                   18,644,031         20,796,157         20,101,736
                                                                  -----------        -----------        -----------

Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . .          9,833,498         10,753,857         10,844,825
  Depreciation . . . . . . . . . . . . . . . . . . . . . .          3,613,126          4,585,711          4,461,680
  Property operating expenses. . . . . . . . . . . . . . .          6,193,618          6,590,379          7,126,106
  Professional services. . . . . . . . . . . . . . . . . .             42,979             32,620             32,080
  Amortization of deferred expenses. . . . . . . . . . . .            942,570          1,064,774          1,093,358
                                                                  -----------        -----------        -----------

                                                                   20,625,791         23,027,341         23,558,049
                                                                  -----------        -----------        -----------

          Net loss . . . . . . . . . . . . . . . . . . . .        $ 1,981,760          2,231,184          3,456,313
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

                                                       CARLYLE-SEATTLE
                          (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                     STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                      ELEVEN MONTHS ENDED NOVEMBER 30, 1994 AND YEARS ENDED DECEMBER 31, 1993 AND 1992




                                                                                                          VENTURE
                                                                   CARLYLE-X           PARTNERS             TOTAL
                                                                  -----------        -----------        -----------

Balance (deficits) at
  December 31, 1991. . . . . . . . . . . . . . . . . . . .        $(2,413,391)        (9,397,380)       (11,810,771)

Cash distributions . . . . . . . . . . . . . . . . . . . .            (35,631)          (231,269)          (266,900)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .           (675,282)        (2,781,031)        (3,456,313)
                                                                  -----------        -----------        -----------

Balance (deficits) at
  December 31, 1992. . . . . . . . . . . . . . . . . . . .         (3,124,304)       (12,409,680)       (15,533,984)

Cash distributions . . . . . . . . . . . . . . . . . . . .           (249,829)          (721,551)          (971,380)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .           (429,950)        (1,801,234)        (2,231,184)
                                                                  -----------        -----------        -----------

Balance (deficits) at
  December 31, 1993. . . . . . . . . . . . . . . . . . . .         (3,804,083)       (14,932,465)       (18,736,548)

Cash distributions . . . . . . . . . . . . . . . . . . . .           (169,545)          (465,455)          (635,000)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .           (396,847)        (1,584,913)        (1,981,760)
                                                                  -----------        -----------        -----------

Balance (deficits) at
  November 30, 1994. . . . . . . . . . . . . . . . . . . .        $(4,370,475)       (16,982,833)       (21,353,308)
                                                                  ===========        ===========        ===========







                                       See accompanying notes to financial statements.

                                                       CARLYLE-SEATTLE
                          (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                                   STATEMENTS OF CASH FLOWS

                      ELEVEN MONTHS ENDED NOVEMBER 30, 1994 AND YEARS ENDED DECEMBER 31, 1993 AND 1992


                                                                      1994               1993               1992
                                                                  -----------        -----------        -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .       $ (1,981,760)        (2,231,184)        (3,456,313)
  Items not requiring cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . .          3,613,126          4,585,711          4,461,680
    Amortization of deferred expenses. . . . . . . . . . .            942,570          1,064,774          1,093,358
  Changes in:
    Interest, rents and other receivables. . . . . . . . .           (133,934)            15,257            163,025
    Prepaid expenses . . . . . . . . . . . . . . . . . . .             12,131             (1,396)            10,296
    Accrued rents receivable . . . . . . . . . . . . . . .           (451,430)          (371,958)           (87,501)
    Accounts payable and accrued interest. . . . . . . . .           (353,035)          (904,230)           236,690
    Tenant security deposits . . . . . . . . . . . . . . .            (55,300)            14,063            (16,187)
    Other liabilities. . . . . . . . . . . . . . . . . . .           (281,377)           (95,673)          (208,995)
                                                                  -----------        -----------        -----------
          Net cash provided by
            operating activities . . . . . . . . . . . . .          1,310,991          2,075,364          2,196,053
                                                                  -----------        -----------        -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . .         (1,648,876)          (857,094)          (937,748)
  Payment of deferred expenses . . . . . . . . . . . . . .           (100,218)           (70,300)          (262,263)
                                                                  -----------        -----------        -----------
          Net cash used in
            investing activities . . . . . . . . . . . . .         (1,749,094)          (927,394)        (1,200,011)
                                                                  -----------        -----------        -----------
                                                       CARLYLE-SEATTLE
                          (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                            STATEMENTS OF CASH FLOWS - CONTINUED




                                                                      1994               1993               1992
                                                                  -----------        -----------        -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . .           (330,928)          (325,075)          (291,359)
  Distributions to partners. . . . . . . . . . . . . . . .           (635,000)          (971,380)          (266,900)
                                                                  -----------        -----------        -----------
          Net cash used in financing
            activities . . . . . . . . . . . . . . . . . .           (965,928)        (1,296,455)          (558,259)
                                                                  -----------        -----------        -----------
          Net increase (decrease) in
            cash and cash equivalents. . . . . . . . . . .         (1,404,031)          (148,485)           437,783

          Cash and cash equivalents,
            beginning of period. . . . . . . . . . . . . .          1,773,906          1,922,391          1,484,608
                                                                  -----------        -----------        -----------

          Cash and cash equivalents,
            end of period. . . . . . . . . . . . . . . . .        $   369,875          1,773,906          1,922,391
                                                                  ===========        ===========        ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . .        $10,583,048         10,756,356         10,847,065
                                                                  ===========        ===========        ===========
  Non-cash investing and financing activities:
    Disposal of fully amortized assets . . . . . . . . . .        $ 2,064,522            793,533            321,023
                                                                  ===========        ===========        ===========














                                       See accompanying notes to financial statements.

                                  CARLYLE-SEATTLE
                           (AN UNCONSOLIDATED VENTURE OF
                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                           NOTES TO FINANCIAL STATEMENTS

              NOVEMBER 30, 1994 AND DECEMBER 31, 1994, 1993 AND 1992



(1)  BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, Carlyle Seattle Associates ("Carlyle Seattle"), in which Carlyle Real Estate Limited Partnership - X ("Carlyle-X") owns a direct interest and Carlyle Seattle's venture, Wright-Carlyle Seattle ("First Interstate" or "Venture").

     The accompanying financial statements include the accounts of Carlyle Seattle and First Interstate. The effect of all transactions between Carlyle Seattle and First Interstate has been eliminated.

     On December 1, 1994, Carlyle Seattle sold 49.95% of its interest in First Interstate. Reference is made to note 7(e) of Carlyle-X's consolidated financial statements. In connection with this transaction, the First Interstate Venture Agreement has been amended to convert Carlyle Seattle's remaining general partnership interest to a limited partnership interest. Additionally, the amendment states that no profits, income or gain shall be allocable to Carlyle Seattle except to the extent that Carlyle Seattle receives distributions from First Interstate and operating losses shall be allocated to the extent of Carlyle Seattle's positive capital account balance and thereafter at 25.025%. The amended Venture agreement provides that any distributions to Carlyle Seattle are subordinate to the joint venture partner's preferred return (as defined). It is not anticipated that any distributions will be made to Carlyle Seattle from operations subsequent to the initial sale transaction. Therefore, presentation of operations subsequent to the initial sale transaction would not be meaningful to Carlyle Seattle's financial statements taken as a whole. Therefore, the accompanying financial statements for 1994 are as of and for the eleven months ended November 30, 1994 (immediately prior to Carlyle Seattle's partial sale of its interest and reorganization of the venture).

     The records of Carlyle Seattle are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Venture's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of Carlyle. The net effect of these items for the eleven months ended November 30, 1994 and the year ended December 31, 1993 is summarized as follows.

                                                       CARLYLE-SEATTLE
                                                (AN UNCONSOLIDATED VENTURE OF
                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                                NOTES TO FINANCIAL STATEMENTS

                                      NOVEMBER 30, 1994 AND DECEMBER 31, 1993 and 1992





                                                                1994                                  1993
                                                ------------------------------         -----------------------------
                                                GAAP BASIS          TAX BASIS         GAAP BASIS          TAX BASIS
                                              ------------         -----------       ------------        -----------
Total assets . . . . . . . . . . . . . .      $ 78,377,441          35,318,773        82,014,841         43,297,885
Partners' capital
  accounts (deficits). . . . . . . . . .       (21,353,308)       (88,769,567)       (18,736,548)       (95,437,665)
Net loss . . . . . . . . . . . . . . . .         1,981,760          6,033,098          2,231,184          7,389,906
                                              ============        ===========        ===========        ===========

                                  CARLYLE-SEATTLE
                           (AN UNCONSOLIDATED VENTURE OF
                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires Carlyle Seattle to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classification specified in the pronouncement. For the purposes of these statements, Carlyle Seattle's policy is to consider all short-term investments held with maturities of three months or less (none at November 30, 1994 and December 31, 1993) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Deferred expenses are comprised of deferred leasing costs, which are amortized using the straight-line method over the terms of the related leases and financing costs which are amortized over the term of the related loan agreement.

     Although certain leases provide for increases in minimum lease payments over the term of the lease, Carlyle Seattle accrues rental income for the full period of occupancy on a straight-line basis.

     Depreciation on the investment property has been provided over the estimated useful lives of 5 to 40 years using the straight-line method.

     The investment property has been pledged as security for the long-term debt, for which there is generally no recourse to the venture partners.

     As of November 30, 1994 and December 31, 1993, total lease assumptions payable are reflected net of estimated sublease revenues of $2,376,000 and $2,612,000, respectively.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Provisions for value impairment are recorded with respect to the investment property whenever the estimated future cash flows from the property's operations and projected sale are less than the property's net carrying value.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the Venture.


(2)  VENTURE AGREEMENTS

     A description of the venture agreement and the management agreement is contained in Note 3(b) of Carlyle Real Estate Limited Partnership - X for the year ended December 31, 1994. Such note is incorporated herein by reference.

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

                                  CARLYLE-SEATTLE
                           (AN UNCONSOLIDATED VENTURE OF
                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED

(3)  LONG-TERM DEBT

     Long-term debt consists of the following at November 30, 1994 and December 31, 1993:
                                                   1994              1993
                                                -----------      -----------
11% mortgage note, secured by
 the First Interstate Center
 office building in Seattle,
 Washington; payable in monthly
 installments of principal and
 interest of $922,425 until
 December 15, 1995 at which
 time the remaining principal
 balance of $96,275,082 will
 be payable (see note 5) . . . . . . . . .      $97,162,999       97,493,927
     Less current portion of
      long-term debt . . . . . . . . . . .          400,987          362,692
                                                -----------      -----------
          Total long-term debt . . . . . .      $96,762,012       97,131,235
                                                ===========      ===========

     Five year maturities of long-term debt are summarized as follows:

                       1995. . . . . . . . . . . . .     $97,162,999
                       1996. . . . . . . . . . . . .           --
                       1997. . . . . . . . . . . . .           --
                       1998. . . . . . . . . . . . .           --
                       1999. . . . . . . . . . . . .           --
                                                         ===========


(4)  LEASES

     (a)  As Property Lessor

     At November 30, 1994, the Venture's principal asset is an office building. The Venture has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over the estimated useful life. Leases with tenants range in terms from one to twenty years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Approximate minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit to be received in the future under the above operating leases are as follows:

                       1995. . . . . . . . . . . . .    $ 15,629,000
                       1996. . . . . . . . . . . . .      15,013,000
                       1997. . . . . . . . . . . . .      13,675,000
                       1998. . . . . . . . . . . . .      13,207,000
                       1999. . . . . . . . . . . . .      12,244,000
                       Thereafter. . . . . . . . . .      39,614,000
                                                        ------------
                                                        $109,382,000
                                                        ============
                                  CARLYLE-SEATTLE
                           (AN UNCONSOLIDATED VENTURE OF
                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                     NOTES TO FINANCIAL STATEMENTS - CONCLUDED



     (b)  As Property Lessee

     The Venture owned a net leasehold interest which was scheduled to expire in 2052 in the land underlying the Seattle, Washington office building, subject to a 20-year extension. The lease provides for an annual rental of $670,000 and has been determined to be an operating lease.

     Subsequent to Carlyle Seattle's sale of a portion of its interest in First Interstate, an affiliate of Carlyle Seattle's venture partner purchased the land underlying the office building and terminated the related ground lease.

     (c)  Capital Lease

     The Venture is obligated on a capital lease obligation relating to the net cost associated with a lighting retrofit program performed in 1993.
The total cost of this program was approximately $1,065,000, and the Venture received energy rebates totalling $781,000 from Seattle City Light.

The rebates were used as a reduction to the basis of the equipment. The capital lease obligation is payable in monthly installments of $9,058 through 1996.


(5)  SUBSEQUENT EVENTS

     (a)  Sale of Partnership Interest and Restructuring of Partnership

     On December 1, 1994 the venture was reconstituted as Wright-Carlyle Seattle Limited Partnership in which Carlyle Seattle is the sole limited partner. Concurrently, Carlyle Seattle sold 49.95% of its interest in the venture for approximately $20 million and the purchaser paid an additional $5 million to Carlyle Seattle for the option to purchase its remaining interest which is exercisable up to two years after December 1, 1994. Additionally, the unaffiliated venture partner in First Interstate loaned Carlyle Seattle $15 million bearing interest at 9% per annum. The loan is secured by Carlyle Seattle's remaining interest in First Interstate. As a result of the above transactions, the venture will wind down its affairs and terminate.

     (b)  Restructure of Debt

     Immediately after the reconstitution, the sole general partner of Wright-Carlyle Seattle Limited Partnership conveyed its general partnership interest to an affiliate. Upon conveyance, the affiliate was involved in a recapitalization which involved the refinancing and replacement of the first mortgage loan. The refinancing also included debt related to nine other office buildings in which an affiliate of the general partner has an interest. The refinanced debt is secured by fee and leasehold mortgages against the office buildings and a portion of the balance is allocated to First Interstate. The replacement debt is payable in monthly installments of interest only at a rate of 7.88% per annum and matures on December 1, 2001 when all unpaid principal and accrued interest becomes due.

     Concurrent with these transactions an affiliate of the general partner purchased the land underlying the office building and terminated the related ground lease.

                                                                                                       SCHEDULE III
                                                       CARLYLE-SEATTLE
                          (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                          REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                      NOVEMBER 30, 1994




                                                                    COSTS
                                                                 CAPITALIZED
                                       INITIAL COST TO          SUBSEQUENT TO            GROSS AMOUNT AT WHICH CARRIED
                                       PARTNERSHIP (A)            ACQUISITION            AT CLOSE OF PERIOD (B)(C)(D)
                                  --------------------------   --------------       --------------------------------------
                                                 BUILDINGS                                       BUILDINGS
                                                   AND          BUILDINGS AND                       AND
                   ENCUMBRANCE       LAND       IMPROVEMENTS    IMPROVEMENTS          LAND      IMPROVEMENTS       TOTAL
                   -----------   -----------    ------------    -------------      ----------   ------------    ----------
OFFICE BUILDING:
 Seattle,
  Washington . .   $97,162,999        -- (c)      91,387,111       16,225,005          --        107,612,116   107,612,116
                   ===========    ==========      ==========       ==========      ==========    ===========   ===========
                                                                                           SCHEDULE III - CONTINUED
                                                       CARLYLE-SEATTLE
                          (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                          REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                      NOVEMBER 30, 1994




                                                                                          LIFE ON WHICH
                                                                                          DEPRECIATION
                                                                                           IN LATEST
                                                                                            INCOME               1994
                                  ACCUMULATED             DATE OF          DATE           STATEMENT IS       REAL ESTATE
                                  DEPRECIATION         CONSTRUCTION      ACQUIRED           COMPUTED            TAXES
                                  ------------         ------------     ----------      ---------------      -----------

OFFICE BUILDING:

Seattle,
  Washington . . . . . . . .       $39,650,306             1983            3/10/82         5-40 years          1,600,429
                                   ===========                                                                 =========
                                                                                           SCHEDULE III - CONTINUED
                                                       CARLYLE-SEATTLE
                          (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP-X)

                                          REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                      NOVEMBER 30, 1994

Notes:
     (A)  The initial cost to the Venture represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at November 30, 1994 for Federal income tax purposes was approximately $30,970,000.
     (C)  Property operated under ground lease; see Note 4(b) of Notes to Financial Statements.
     (D)  Reconciliation of real estate owned at November 30, 1994 and December 31, 1993 and 1992:

                                                                           1994             1993             1992
                                                                      ------------      -----------      -----------
               Balance at beginning of period. . . . . . . . . . .    $108,027,762      107,964,201      107,347,477
               Additions during period . . . . . . . . . . . . . .       1,648,876          857,094          937,748
               Retirements during period . . . . . . . . . . . . .      (2,064,522)        (793,533)        (321,024)
                                                                      ------------      -----------      -----------

               Balance at end of period. . . . . . . . . . . . . .    $107,612,116      108,027,762      107,964,201
                                                                      ============      ===========      ===========


     (E)  Reconciliation of accumulated depreciation:

               Balance at beginning of period. . . . . . . . . . .    $ 38,101,702       34,309,524       30,168,868
               Depreciation expense. . . . . . . . . . . . . . . .       3,613,126        4,585,711        4,461,680
               Retirements during the period . . . . . . . . . . .      (2,064,522)        (793,533)        (321,024)
                                                                      ------------      -----------      -----------

               Balance at end of period. . . . . . . . . . . . . .    $ 39,650,306       38,101,702       34,309,524
                                                                      ============      ===========      ===========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1994 and 1993.


                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Realty Associates-X, L.P., an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Corporate General Partner of the Partnership are as follows:

                                                                 SERVED IN
NAME                           OFFICE                            OFFICE SINCE
----                           ------                            ------------

Judd D. Malkin                 Chairman                          5/03/71
                               Director                          5/03/71
Neil G. Bluhm                  President                         5/03/71
                               Director                          5/03/71
Burton E. Glazov               Director                          7/01/71
Stuart C. Nathan               Executive Vice President          5/08/79
                               Director                          3/14/73
A. Lee Sacks                   Director                          5/09/88
John G. Schreiber              Director                          3/14/73
H. Rigel Barber                Chief Executive Officer           8/01/93
                               Executive Vice President          1/02/87

                                                                 SERVED IN
NAME                           OFFICE                            OFFICE SINCE
----                           ------                            ------------

Glenn E. Emig                  Executive Vice President          1/01/93
                               Chief Operating Officer           1/01/95
Jeffrey R. Rosenthal           Managing Director-Corporate       4/22/91
                               Chief Financial Officer           8/01/93
Douglas H. Cameron             Executive Vice President          1/01/95
Gary Nickele                   Executive Vice President          1/01/92
                               General Counsel                   2/27/84
Ira J. Schulman                Executive Vice President          6/01/88
Gailen J. Hull                 Senior Vice President             6/01/88
Howard Kogen                   Senior Vice President             1/02/86
                               Treasurer                         1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year terms until the annual meeting of the Corporate General Partner to be held on June 7, 1995. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1995. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle -IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners -II"), JMB Mortgage Partners, Ltd.- III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus"), Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-II ("JMB Income-II"), JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd. -X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")), Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers, and is a director of Catellus Development Corporation, a major diversified real estate development company. He is a Certified Public Accountant.

     Neil G. Bluhm (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 55) has been associated with JMB since June 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 52) has been associated with JMB since July 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 60) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 48) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 44) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 47) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993. Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Jeffrey R. Rosenthal (age 42) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Douglas H. Cameron (age 45) is Executive Vice President of JMB. Mr. Cameron has been associated with JMB since April, 1977. Prior to joining JMB, Mr. Cameron was Managing Director of Capital Markets-Property Sales from June, 1990. He holds a Masters degree in Business Administration from the University of Southern California.

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

     Howard Kogen (age 58) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1994, 1993 and 1992, the General Partners received distributions of $25,001. Management fees earned by the Corporate General Partner in 1994, 1993 and 1992 were $41,669, $41,669 and $41,669, respectively. Reference is made to
Note 9. In addition, the General Partners received a share of Partnership operating losses in 1994. Such losses may benefit the General Partners to the extent that such losses may be offset against taxable income from the Partnership or other sources.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10 above.

     JMB Properties Company, an affiliate of the Corporate General Partner, provided property management services to the Partnership in 1994 for the Sunrise Mall. In 1994, such affiliate earned property management fees amounting to $178,247 for such services, all of which were paid as of December 31, 1994. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     The General Partners may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1994, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $9,934, of which $5,537 was unpaid at December 31, 1994.

     Additionally, the General Partners may be reimbursed for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and in the operation of the Partnership's real property investments. In 1994, such costs were approximately $90,564 of which $1,598 was unpaid as of December 31, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The following or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

                            NAME AND
                            ADDRESS OF                              AMOUNT AND NATURE
                            BENEFICIAL                              OF BENEFICIAL                            PERCENT
TITLE OF CLASS              OWNER                                   OWNERSHIP                                OF CLASS
--------------              ----------                              -----------------                        --------
Limited Partner-
  ship Interest             Liquidity Fund Investment               5,898.50 Interests                       5.90%
                            Corporation                             indirectly (as in-
                            1900 Powell Street                      vestment manager or,
                            Suite 730                               through affiliated
                            Emeryville, California                  entities, general
                            partner                                 partner of 12 general
                            94608                                   investment funds)


     (b) The Corporate General Partner and its officers and directors own the following Interests of the
Partnership:

                            NAME OF                                 AMOUNT AND NATURE
                            BENEFICIAL                              OF BENEFICIAL                            PERCENT
TITLE OF CLASS              OWNER                                   OWNERSHIP                                OF CLASS
--------------              -----------                             -----------------                        --------

Limited Partner-
  ship Interests            JMB Realty Corporation                  95 Interests directly                    Less than 1%

Limited Partner-
  ship Interests            Corporate General                       103 Interests directly (1)               Less than 1%
                            Partner and its
                            officers and directors
                            as a group

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

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the General Partners, the executive officers and directors of the Corporate General Partner and persons who own more than ten percent of the Interests to file an initial report of ownership or changes in ownership of Interests on Form 3, 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such persons are also required by SEC rules to furnish the Partnership with copies of all Section 16(a) forms they file. Timely filing of an initial report of ownership on Form 3 or Form 5 was not made on behalf of Glenn Emig.

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

                  10-D.    Agreement for Purchase and sale of real estate and
related property, dated October 13, 1994, by and between DMC-Silvermine Apartments limited ("Seller") and TGM Realty Corp. #3 ("Purchaser") is incorporated herein by reference to the Partnership's Report for November
29, 1994 on Form 8-K (File No. 0-9726) dated March 23, 1995.

                  10-E.    Letter regarding Sale/Option and Partnership
Amendment, dated May 15, 1994, between Carlyle Seattle Associates and 999 Third Avenue, Ltd. relating to the first Interstate Center in Seattle, Washington is hereby incorporated herein by reference to the Partnership's Report for June 30, 1994 on Form 10-Q (File No. 0-9726) dated August 12, 1994.

                  10-F.    Agreement of Limited Partnership of Wright-Carlyle
Seattle Limited Partnership, dated November 30, 1994, between Wright
Runstad Properties L.P., and Carlyle Seattle Associates is incorporated herein by reference to the Partnership's Report for December 1, 1994 on Form 10-Q (File No. 0-9726) dated March 23, 1995.

                  21.      List of Subsidiaries

                  24.      Powers of Attorney

                  27.      Financial Data Schedule

                  99.1.    The Partnership's Report on Form 8-K (File No. 0-
                           9726) describing the sale of the Silvermine
Apartments dated March 23, 1995 is filed herewith.

                  99.2.    The Partnership's Report on Form 8-K (File No. 0-
                           9726) describing the sale of a portion of the
Partnership's interest in the First Interstate Center dated March 23, 1995 is filed herewith.

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

            (i) The Partnership's Report on Form 8-K (File No. 0-9726) for November 29, 1994 (describing the sale of Silvermine Apartments in
Victoria, Texas) was filed.  This report was dated March 23, 1995.

            (ii) The Partnership's Report on Form 8-K (File No. 0-9726) for December 1, 1994 (describing the sale of the Partnership's interest in First Interstate Center in Seattle Washington) was filed. This report was dated March 23, 1995.

     No annual report for the fiscal year 1994 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                By:      JMB Realty Corporation
                         Corporate General Partner


                         GAILEN J. HULL
                By:      Gailen J. Hull
                         Senior Vice President
                Date:    March 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:      JMB Realty Corporation
                         Corporate General Partner

                         JUDD D. MALKIN*
                By:      Judd D. Malkin, Chairman and Director
                Date:    March 27, 1995

                         NEIL G. BLUHM*
                By:      Neil G. Bluhm, President and Director
                Date:    March 27, 1995

                         H. RIGEL BARBER*
                By:      H. Rigel Barber, Chief Executive Officer
                Date:    March 27, 1995

                         GLENN E. EMIG*
                By:      Glenn E. Emig, Chief Operating Officer
                Date:    March 27, 1995

                         JEFFREY R. ROSENTHAL*
                By:      Jeffrey R. Rosenthal, Chief Financial Officer
                         Principal Financial Officer
                Date:    March 27, 1995


                         GAILEN J. HULL
                By:      Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                Date:    March 27, 1995

                         A. LEE SACKS*
                By:      A. Lee Sacks, Director
                Date:    March 27, 1995

                         STUART C. NATHAN*
                By:      Stuart C. Nathan, Executive Vice President
                           and Director
                Date:    March 27, 1995

                *By:     GAILEN J. HULL, Pursuant to Powers of Attorney


                         GAILEN J. HULL
                By:      Gailen J. Hull, Attorney-in-Fact
                Date:    March 27, 1995

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X

                                   EXHIBIT INDEX

                                                            DOCUMENT
                                                          INCORPORATED
                                                          BY REFERENCEPAGE


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

4-E.         Modification documents related
             to the Garret Mountain
             Office Center                                      Yes

10-A.        Acquisition documents related
             to the Union Plaza Office Building                 Yes

10-B.        Acquisition documents related to
             the Sunrise Mall                                   Yes

10-C.        Acquisition documents related to
             the Garret Mountain Office Center                  Yes

21.          List of Subsidiaries                                No

24.          Powers of Attorney                                  No

27.          Financial Data Schedule                             No

99.1.        Form 8-K for Silvermine Apartments                  No

99.2.        Form 8-K for First Interstate Center                No