Form 10-Q
period 1995-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP X
filed 1995-05-15
CIK 314459

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995           Commission file number 0-9726




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

                                                 CONSOLIDATED BALANCE SHEETS

                                            MARCH 31, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)


                                                           ASSETS
                                                           ------
                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  9,168,581       23,719,647
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .          6,495,069        3,120,977
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .            351,959          486,909
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            102,809           58,984
  Note receivable (note 4(c)). . . . . . . . . . . . . . . . . . . . . . . . . . .            225,000            --
                                                                                         ------------     ------------
       Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,343,418       27,386,517
                                                                                         ------------     ------------
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,035,308        4,131,489
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,601,523       33,306,914
                                                                                         ------------     ------------
                                                                                           26,636,831       37,438,403
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .         15,052,362       18,745,887
                                                                                         ------------     ------------
       Total investment properties, net of accumulated depreciation. . . . . . . .         11,584,469       18,692,516
                                                                                         ------------     ------------
Investment in unconsolidated ventures, at equity (note 1). . . . . . . . . . . . .          2,744,815        2,769,146
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             91,428          431,095
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            242,171          483,016
                                                                                         ------------     ------------
                                                                                         $ 31,006,301       49,762,290
                                                                                         ============     ============
                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    ----------------------------------------------------

                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------

Current liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    571,094            --
  Current portion of long-term debt (note 3) . . . . . . . . . . . . . . . . . . .          5,448,250       12,621,045
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            560,316          552,291
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,046,834        3,180,147
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .            464,742          441,696
                                                                                         ------------     ------------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         10,091,236       16,795,179
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             18,170           84,128
Investment in unconsolidated ventures, at equity (note 1). . . . . . . . . . . . .          5,460,150        5,370,037
Long-term debt, less current portion (note 3). . . . . . . . . . . . . . . . . . .         11,712,464       12,391,857
                                                                                         ------------     ------------
Commitments and contingencies (notes 1, 2, 3 and 4)

       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,282,020       34,641,201
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . .          4,774,589        5,311,743
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,459,756)      (4,471,087)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .           (934,944)        (928,694)
                                                                                         ------------     ------------
                                                                                           (5,393,700)      (5,398,781)
                                                                                         ------------     ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .         90,049,709       90,049,709
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (17,322,589)     (18,607,246)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (68,383,728)     (56,234,336)
                                                                                         ------------     ------------
                                                                                            4,343,392       15,208,127
                                                                                         ------------     ------------
       Total partners' capital accounts (deficits) . . . . . . . . . . . . . . . .         (1,050,308)       9,809,346
                                                                                         ------------     ------------
                                                                                         $ 31,006,301       49,762,290
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

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,260,998         1,904,100
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         332,867           136,796
                                                                                           -----------        ----------
                                                                                             1,593,865         2,040,896
                                                                                           -----------        ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         498,014           774,582
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         174,365           296,857
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         636,401           869,847
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         133,439           119,368
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          17,093            43,165
  Management fees to corporate general partner . . . . . . . . . . . . . . . . . . . .          10,416            10,416
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          64,170            65,334
                                                                                           -----------        ----------
                                                                                             1,533,898         2,179,569
                                                                                           -----------        ----------
        Operating earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .          59,967          (138,673)
Partnership's share of operations of unconsolidated ventures . . . . . . . . . . . . .        (114,444)         (172,092)
Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . . . .             176            15,432
                                                                                          ------------        ----------
        Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (54,301)         (295,333)
Gain on sale of interest in investment property,
  (note 4(c)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,350,289             --
                                                                                          ------------        ----------
        Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,295,988          (295,333)
                                                                                          ============        ==========

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                                              1995               1994
                                                                                          ------------       -----------
        Net earnings (loss) per limited partnership interest:
           Net operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       (.52)            (2.84)
           Gain on sale or disposition of interest in investment
             property (note 4(c)). . . . . . . . . . . . . . . . . . . . . . . . . . .           13.37             --
                                                                                          ------------        ----------
                                                                                          $      12.85             (2.84)
                                                                                          ============        ==========

        Cash distributions per limited
          partnership interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     121.50             34.50
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

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)
                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,295,988          (295,333)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         174,365           296,857
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .          17,093            43,165
    Partnership's share of operations of unconsolidated
      ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         114,444           172,092
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . .            (176)          (15,432)
    Gain on sale of interest in investment property (note 4(c)). . . . . . . . . . . .      (1,350,289)            --
 Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (122,559)           80,066
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (68,295)         (185,913)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         113,768            21,381
    Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         571,094             --
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         133,658           (59,994)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         160,123           207,042
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,046           130,787
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (630)            1,765
                                                                                          ------------       -----------
        Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .       1,061,630           396,483
                                                                                          ------------       -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . .      (3,374,092)        3,051,961
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .         (60,686)           (8,992)
  Cash proceeds from sale of interest in investment property (note 4(c)) . . . . . . .          50,000             --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (13,516)          (31,161)
                                                                                          ------------       -----------
        Net cash provided by (used in) investing activities. . . . . . . . . . . . . .      (3,398,294)        3,145,308
                                                                                          ------------       -----------
                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .         (58,760)          (65,763)
  Venture partner's contributions to venture . . . . . . . . . . . . . . . . . . . . .           --                6,759
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .     (12,149,392)       (3,450,173)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .          (6,250)           (6,250)
                                                                                          ------------       -----------
        Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . .     (12,214,402)       (3,515,427)
                                                                                          ------------       -----------
        Net increase (decrease) in cash and
          cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (14,551,066)           26,364

        Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . .      23,719,647           975,562
                                                                                          ------------       -----------

        Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .    $  9,168,581        12,001,926
                                                                                          ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $    337,891           567,540
                                                                                          ============       ===========
  Non-cash investing activities:
    Sale of interest in investment property (note 4(c)):
      Gain on sale of interest in investment property. . . . . . . . . . . . . . . . .    $  1,350,289             --
      Basis of interest in investment property . . . . . . . . . . . . . . . . . . . .      (1,075,289)            --
      Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (225,000)            --
                                                                                          ------------       -----------
          Cash proceeds from sale of interest in investment property . . . . . . . . .    $     50,000             --
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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1995 AND 1994

                                    (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures (note 2), Holly Pond Associates ("Holly Pond"), Garret Mountain Office Center Associates I ("Garret Mountain") (sold in January 1995, note 4(c)), Victoria Apartments Partnership ("Victoria") (sold in November 1994, note 4(a)) and Greenway Associates ("Greenway"). The effect of all transactions between the Partnership and the ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Carlyle Seattle Associates ("Carlyle Seattle") (partially sold in December 1994, note 4(b)) and Greenway Tower Joint Venture ("Greenway Tower"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle Seattle and Carlyle Seattle's venture, Wright-Carlyle Seattle ("First Interstate") or Greenway's venture, Greenway Tower.

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

                                    1995                        1994
                         -----------------------   -------------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------
Net earnings
 (loss). . . . . . . .  $1,295,988     2,296,836       (295,333)    (360,416)
Net earnings
 (loss) per
 limited
 partnership
 interest. . . . . . .  $    12.85         22.70          (2.84)       (3.46)
                        ==========     =========      =========    =========

     The net earnings (loss) per limited partnership interest ("Interest") is based upon the Interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and federal income tax purposes.

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

Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purpose of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($8,946,800 and $23,385,955 at March 31, 1995 and December 31, 1994,
respectively) as cash equivalents with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

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

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value less costs to sell.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not currently assessed the full impact of adopting SFAS 121, the amount of any such required impairment loss could be materially higher than the amounts that have been recorded in the past or may be recorded in 1995 under the Partnership's current impairment policy. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to Partners.


(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership, at March 31, 1995, is a party to four operating joint venture agreements. In general, the venture partners, who were either the sellers (or their affiliates) of the property investments acquired, or parties who contributed an interest in the property being developed, made no cash contributions to the ventures. Their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the Partnership's venture partner is generally entitled to a non-cumulative return on its interest in the venture; net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. For the three months ended March 31, 1995 and 1994, one and two, respectively, of the ventures' properties produced net cash receipts.

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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (b)  Carlyle Seattle

     On December 1, 1994, Carlyle Seattle sold 49.95% of its interest in First Interstate (note 4(b)).

     During 1982, the Partnership acquired, through a joint venture ("First Interstate") between Carlyle Seattle and the developer, a fee ownership of improvements and a leasehold interest in an office building in Seattle, Washington. Carlyle Seattle is a joint venture between the Partnership and Carlyle Real Estate Limited Partnership-XII ("C-XII"), an affiliated partnership sponsored by the Corporate General Partner of the Partnership. Under the terms of the First Interstate venture agreement, Carlyle Seattle made initial cash contributions aggregating $30,000,000.

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

     In connection with the sale transaction, the First Interstate Venture Agreement has been amended to convert Carlyle Seattle's remaining general partnership interest to a limited partnership interest. Additionally, the amendment states that no profits, income or gain shall be allocable to Carlyle Seattle except to the extent that Carlyle Seattle receives distributions from First Interstate and operating losses shall be allocated to the extent of Carlyle Seattle's positive capital account balance and thereafter at 25.025%. The amended Venture Agreement provides that any distributions to Carlyle Seattle are subordinate to the joint venture partner's preferred return (as defined). It is not anticipated that any distributions will be made to Carlyle Seattle from operations subsequent to the initial sale transaction. Additionally, effective December 1, 1994, the equity method of accounting has been applied with respect to Carlyle Seattle's interest in First Interstate as Carlyle Seattle's interest has decreased to less than 50% and been converted to a limited partnership interest.

     The office building is managed by an affiliate of the First Interstate joint venture partner for a fee computed at 2% of base and percentage rents.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  DEBT MODIFICATIONS/REFINANCINGS

     (a)  Holly Pond Office Center

     The Holly Pond venture ceased making debt service payments, effective August 1, 1990, on the long-term, non-recourse mortgage note with a scheduled maturity of June 1, 1997 and secured by Holly Pond Office Center located in Stamford, Connecticut and sought a modification of the note terms. In November, 1991, the lender posted the property for acceleration of the mortgage and commenced proceedings to obtain title to the property. In conjunction with the lender's actions, it came to the venture's attention that there are traces of petroleum-based contaminant on a small portion of the property. The venture's initial environmental investigation indicated that, although the contamination is currently on the property, the cause of the problem was most likely a result of certain activities of the owner of a neighboring land parcel. The Partnership has notified the owner of the neighboring land parcel and has subsequently initiated litigation regarding the responsibility for the clean-up of the contaminant. As a result, the lender has temporarily suspended its efforts to obtain title to the property pending the results of the venture's investigation and litigation. Although the Partnership believes the owner of the neighboring parcel will ultimately bear financial responsibility for the clean-up, the Partnership has accrued $19,800 for potential future costs related to the clean-up. Such accrual is reflected in accounts payable in the accompanying consolidated balance sheets at March 31, 1995 and December 31, 1994. Because the venture has been unable to secure debt service relief, the Partnership has decided, based upon current and anticipated future market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit any additional amounts to the property. This will result in the Partnership no longer having an ownership interest in the property and, at that time, the Partnership will recognize a gain for financial reporting and federal income tax purposes without any corresponding distributable proceeds. The Partnership anticipates that the lender will finalize proceedings to obtain title to the property in 1995. The loan has been classified at March 31, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.

     (b)  Greenway

     In October, 1992, the Greenway Tower venture refinanced the first and second mortgage notes with a new first mortgage note of $9,000,000. The initial advance of the note was $5,750,000 and allows for additional advances of up to $3,250,000 for approved tenant improvements, leasing commissions, interest advances, capital improvements and, under certain circumstances, borrower equity repayments. As of March 31, 1995, the balance of the note is $7,733,530 and $1,266,470 remains available for future advances. Such replacement financing matures October 31, 1999 and requires monthly installments of interest equal to the "Contract Index Rate" (approximately 10.01% and 9.09% at March 31, 1995 and December 31, 1994, respectively), computed as 3.75% per annum in excess of the lender's composite commercial paper rate. To the extent such rate exceeds 9% in year one, 9.5% in year two, 10% in years three and four and 10.5% in years five through seven ("Applicable Base Percentage Rate"), the venture may defer the difference for a given month provided that the total interest deferred does not exceed 10% of the existing loan balance. Any deferred interest is due when and to the extent that in any one month the Contract Index Rate is less than the Applicable Base Percentage Rate along with the existing principal balance upon maturity of the loan. In addition, the lender participates in 50% of the net cash flow from the property as well as in 50% of any net proceeds resulting from the sale of the property. As

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of March 31, 1995, no such excess cash flow or sale proceeds participation has been paid or accrued by Greenway. In order to secure the replacement financing, the venture was required to make a capital contribution of $635,574 ($286,008 of which was paid by the Partnership), however, portions of this contribution may be refunded to the venture as discussed above. Through March 31, 1995, the Partnership has received a partial refund of approximately $216,000 of its original contribution.

     (c) Garret Mountain Office Center

     The Garret Mountain venture approached the first mortgage lender in an effort to negotiate debt service relief on the 12-5/8% first mortgage note secured by the Garret Mountain Office Center in West Paterson, New Jersey. Effective November 1, 1993, the venture began making cash flow debt service payments. The venture remitted cash flow from the property to the first mortgage lender through March 1994, at which time an agreement was reached whereby reduced monthly payments were submitted while negotiations continued. The venture was unable to finalize a modification of the debt with the first mortgage lender and subsequently reached an agreement in principle with another mortgage lender to retire the first and second mortgage notes with a new first mortgage note. As a result of the uncertainty of the outcome of the lender negotiations, the Partnership at December 31, 1993 recorded a provision for value impairment of $785,084 to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse debt. The first mortgage loan has been classified as a current liability in December 31, 1994 in the accompanying consolidated balance sheet. The Partnership sold its interest in this venture to its venture partner in January, 1995 (note 4(c)).


(4)  SALE OF INVESTMENT PROPERTIES

     (a)  Silvermine Apartments

     On November 29, 1994, the Partnership through its venture, Victoria Apartments Partnership, sold the land, buildings, related improvements and personal property of the Silvermine Apartments, located in Victoria, Texas, to an unaffiliated buyer. The sales price was $5,750,000. After retirement of the related mortgage note, payment of a mortgage prepayment fee, closing costs and prorations, cash proceeds from the sale was $1,635,663, of which the Partnership received $1,143,216. As a result of the sale, the Partnership recognized a net gain of $1,601,796 (comprised of a gain on sale of investment property of $1,748,652 and an extraordinary loss of $146,856 due to the prepayment fee and the retirement of deferred expenses related to the mortgage note) for financial reporting purposes, net of the venture partner's share of $1,150,550. In addition, the Partnership recognized a gain in 1994 of $3,161,480 for federal income tax purposes.

     (b)  First Interstate Center

     In May 1994, Carlyle Seattle executed an agreement which issued an option to sell its interest in First Interstate to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. On December 1, 1994 (initial sale transaction closing), Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


in cash (less non-refundable deposits as described above) for 49.95% of its interest. The unaffiliated venture partner paid, $5,000,000 cash for the option of the partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned $15,000,000 cash (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) and is secured by Carlyle Seattle's remaining 50.05% interest. The exercise price for the remaining 50.05% interest is $21,350,000 if the purchase option is exercised one year from the initial closing, increasing up to $22,850,000 at the termination of the option period. The $5,000,000 option purchase price paid at the initial closing and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan can be applied toward the exercise price. There can be no assurance that such option will be exercised. At December 31, 1994, Carlyle Seattle has recorded a note payable to the unaffiliated venture partner in the amount of $15,000,000 plus accrued interest and a deferred gain of $5,000,000 for the cash option payment. See note 2(b) for a discussion of the restructuring of First Interstate. The Partnership's share of proceeds from this sale transaction was approximately $10,754,000. Carlyle Seattle recognized a gain of $34,583,869 (of which the Partnership's share was $9,373,572) for financial reporting purposes in 1994 and a gain of $83,565,440 (of which the Partnership's share was $22,340,642) for Federal income tax purposes in 1994.

     (c)  Garret Mountain

     On January 25, 1995, the Partnership sold its interest in the Garret Mountain venture to its venture partner. The sale price was $300,000, represented by $50,000 in cash at closing and an interest bearing note for $250,000 originally due February 1, 1997. The note provided that at any time on or prior to April 25, 1995, the venture partner could prepay the note in whole, without penalty or additional interest, by the payment to the Partnership a discounted sum of $225,000, together with any accrued but unpaid interest then owing on the outstanding principal balance of the note on the date of such discounted prepayment. The venture partner exercised this option on April 24, 1995, therefore, the sale price was adjusted to $275,000 to reflect the discounted payment. The note earned interest at 10% per annum and was payable in monthly payments of interest only until maturity when the full principal balance was scheduled to be due.

     As a result of the sale of its interest, the Partnership has recognized in 1995 a gain of $1,350,298 for financial reporting purposes and expects to recognize a gain of approximately $2,295,000 in 1995 for Federal income tax purposes.


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 were as follows:

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


                                                                     Unpaid at
                                                                     March 31,
                                           1995         1994           1995
                                         -------       ------      -------------
Property management
 and leasing fees. . . . . . . . .       $40,997       41,174           --
Management fees to
 corporate general
 partner . . . . . . . . . . . . .        10,416       10,416           --
Insurance commissions. . . . . . .            46           70           --
Reimbursement (at
 cost) for out-of-
 pocket expenses . . . . . . . . .           189          206           --
                                         -------       ------         -----
                                         $51,648       51,866           --
                                         =======       ======         =====

     The Corporate General Partner and its affiliates are entitled to reim-bursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership properties. For fiscal 1994 and for the three months ended March 31, 1995, such costs were $90,564 and $25,650, respectively, all of which have been paid as of March 31, 1995.


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Greenway Tower and Carlyle Seattle (note 1) for the three months ended March 31, 1995 and 1994 follows:

                                                     1995             1994
                                                   --------        ---------
   Total income. . . . . . . . . . . .             $523,502        5,387,616
                                                   ========        =========
   Operating loss. . . . . . . . . . .             $391,569          748,665
                                                   ========        =========
   Partnership's share
     of loss . . . . . . . . . . . . .             $114,444          172,092
                                                   ========        =========


(7)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $9,169,000. Bank overdrafts totaling approximately $571,000 at March 31, 1995 were repaid in April 1995. Such remaining funds and short-term investments of approximately $6,495,000 are available for capital improvements, distributions to partners and working capital requirements. The Partnership and its consolidated ventures have currently budgeted approximately $222,000 for tenant improvements and other capital expenditures in 1995. The Partnership's share of such items and its share of such similar items for its unconsolidated venture is currently budgeted to be approximately $298,000 in 1995. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital for such items described above and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by the operations of the investment properties and through the sale refinancing of such investments.

The Partnership intends to relinquish its interest in the Holly Pond venture in 1995 and thus does not consider this investment a source of operational cash generated. Additionally, the Greenway Tower Office Building is generating nominal operating cash flow, of which the lender participates. Reference is made to Note 3(c). The Partnership does not consider this investment a short-term source of operational cash generated.

     In August, 1990, the Holly Pond venture suspended debt service payments at the Holly Pond Office Center. The Partnership anticipates that the lender will finalize proceedings to obtain title to this property in 1995. When the lender realizes upon its security in the property, the Partnership will recognize a gain for financial reporting and federal income tax purposes without any corresponding distributable proceeds. In addition, the Partnership has accrued $19,800 for potential future environmental clean-up costs at the Holly Pond property. Reference is made to Note 3(b).

     The Partnership is undertaking a feasibility study to determine a financially competitive expansion of Sunrise Mall (which potentially would be funded from the Partnership's working capital and net cash generated from operations) to accommodate certain retail tenants who have indicated an interest in possibly opening stores at the mall. The Greenway Tower Office Building (94% leased at March 31, 1995) has been incurring significant capital improvement expenditures, primarily resulting from leasing costs. These expenditures are being funded from its mortgage loan which allows funding for tenant improvements, leasing commissions, interest advances and capital improvements. As of March 31, 1995, $1,266,470 remains available for future advances. Reference is made to Note 3(c).

     On November 29, 1994, the Partnership through its venture, Victoria Apartments Partnership, sold the land, buildings, related improvements and personal property of the Silvermine Apartments, located in Victoria, Texas, to an unaffiliated buyer. The sales price was $5,750,000. After retirement of the related mortgage note, payment of a mortgage prepayment fee, closing costs and prorations, cash proceeds from the sale was $1,635,663, of which the Partnership received $1,143,216. As a result of the sale, the Partnership recognized a net gain of $1,601,796 (comprised of a gain on sale of investment property of $1,748,652 and an extraordinary loss of $146,856 due to the prepayment fee and the retirement of deferred expenses related to the mortgage note) for financial reporting purposes, net of the venture partner's share of $1,150,550. In addition, the Partnership recognized a gain in 1994 of $3,161,480 for federal income tax purposes.

     In May 1994, Carlyle Seattle executed an agreement which issued an option to sell its interest in First Interstate to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. On December 1, 1994 (initial sale transaction closing), Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 in cash (less non-refundable deposits as described above) for 49.95% of its interest. The unaffiliated venture partner paid, $5,000,000 cash for the option of the partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned $15,000,000 cash (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) and is secured by Carlyle Seattle's remaining 50.05% interest. The exercise price for the remaining 50.05% interest is $21,350,000 if the purchase option is exercised one year from the initial closing, increasing up to $22,850,000 at the termination of the option period. The $5,000,000 option purchase price paid at the initial closing and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan can be applied toward the exercise price. There can be no assurance that such option will be exercised. At December 31, 1994, Carlyle Seattle has recorded a note payable to the unaffiliated venture partner in the amount of $15,000,000 plus accrued interest and a deferred gain of $5,000,000 for the cash option payment. See note 2(b) for a discussion of the restructuring of First Interstate. The Partnership's share of proceeds from this sale transaction was approximately $10,754,000. Carlyle Seattle recognized a gain of $34,583,869 (of which the Partnership's share was $9,373,572) for financial reporting purposes in 1994 and a gain of $83,565,440 (of which the Partnership's share was $22,340,642) for Federal income tax purposes in 1994.

     On January 25, 1995, the Partnership sold its interest in the Garret Mountain venture to its venture partner. The sale price was $300,000, represented by $50,000 in cash at closing and an interest bearing note for $250,000 originally due February 1, 1997. The note provided that at any time on or prior to April 25, 1995, the venture partner could prepay the note in whole, without penalty or additional interest, by the payment to the Partnership a discounted sum of $225,000, together with any accrued but unpaid interest then owing on the outstanding principal balance of the note on the date of such discounted prepayment. The venture partner exercised this option on April 24, 1995, therefore, the sale price was adjusted to $275,000 to reflect the discounted payment. The note earned interest at 10% per annum and was payable in monthly payments of interest only until maturity when the full principal balance was scheduled to be due.

     As a result of the sale of its interest in the Garret Mountain venture, the Partnership in 1995 has recognized a gain of $1,350,298 for financial reporting purposes and expects to recognize a gain of approximately $2,295,000 in 1995 for Federal income tax purposes.

     The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness on the non-recourse obligations unless the related property produces sufficient net cash flow from operations or sale.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's philosophy and approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio.

As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited. On November 29, 1994, the Partnership received proceeds from the sale of the Silvermine Apartments and on various dates during 1994, the Partnership received proceeds from the sale of a portion of its interest in the Carlyle Seattle Venture, as more fully described in Notes 4(a) and 4(b), respectively. A portion of such proceeds was distributed to the Limited Partners in February 1995. As previously reported, due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining assets, without a dramatic improvement in market conditions, the Limited Partners will receive significantly less than their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents as of March 31, 1995 as compared to December 31, 1994 is primarily due to the Partnership's $12,155,642 distribution of Silvermine Apartments and Carlyle Seattle sale proceeds made to the Limited Partners in February, 1995. This decrease and the increase in short-term investments as of March 31, 1995 as compared to December 31, 1994 is also due to a larger amount of investments in U.S. Government obligations being classified as cash equivalents at December 31, 1994. Reference is made to Note 1.

     The decreases in rents and other receivables, investment properties, accumulated deprecation, deferred expenses, accrued rents receivable, current portion of long-term debt, accrued interest, tenant security deposits, long-term debt less current portion, venture partners' subordinated equity in ventures and the increase in notes receivable at March 31, 1995 as compared to December 31, 1994 are primarily due to the sale of the Partnership's interest in the Garret Mountain venture in January 1995. Reference is made to Note 4(c).

     The increase in escrow deposits and accrued real estate taxes at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of real estate taxes at Sunrise Mall. The increase in escrow deposits is partially offset by the sale of the Partnership's interest in the Garret Mountain venture in January 1995. Reference is made to Note 4(c).

     The increase in accounts payable at March 31, 1994 as compared to December 31, 1994 is primarily due to the timing of payment of operating expenses at Sunrise Mall. The increase is partially offset by the sale of the Partnership's interest in the Garret Mountain venture in January 1995. Reference is made to Note 4(c).

     The decreases in rental income, mortgage and other interest, depreciation, property operating expenses, amortization of deferred expenses and venture partner's share of venture's operations for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to the sale of Silvermine Apartments in November 1994 and the sale of the Partnership's interest in the Garret Mountain venture in January 1995. Reference is made to Notes 4(a) and 4(c).

     Bank overdrafts at March 31, 1995 of $571,094 are due to the timing of transfers from the Partnership's investment accounts to its cash accounts. Such overdrafts were repaid in April 1995.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to the sale of a portion of the Partnership's interest in Carlyle Seattle in December 1994. Reference is made to Note 4(b).

     The gain on sale of interest in investment property for the three months ended March 31, 1995 is due to the sale of the Partnership's interest in the Garret Mountain venture in January 1995. Reference is made to Note 4(c).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                                        OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                           1994                                  1995
                                                          -------------------------------       -------------------------------
                                                           At       At        At       At        At       At        At       At
                                                         3/31     6/30      9/30    12/31      3/31     6/30      9/30    12/31
                                                         ----     ----      ----    -----      ----     ----     -----    -----
 1. Holly Pond Office Center
     Stamford, Connecticut . . . . . . . . . . . . . .    85%      92%       90%      83%       93%
 2. Sunrise Mall
     Brownsville, Texas. . . . . . . . . . . . . . . .    86%      85%       85%      90%    89%(a)
 3. Garret Mountain Office Center
     West Paterson, New Jersey . . . . . . . . . . . .    99%      92%       94%      94%       N/A
 4. Silvermine Apartments
     Victoria, Texas . . . . . . . . . . . . . . . . .    99%     100%       98%      N/A       N/A
 5. Greenway Towers Office Building
     Dallas, Texas . . . . . . . . . . . . . . . . . .    90%      89%       90%      94%       92%
 6. First Interstate Center
     Seattle, Washington . . . . . . . . . . . . . . .    97%      99%       97%      97%       97%
- -------------


     (a)  Occupancy including temporary tenants is 93%.

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

     4-B.    Long-term mortgage note documents relating to the first
mortgage note secured by the Garret Mountain Office Center located in West Paterson, New Jersey are incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 dated November 24, 1980 to Forms S-11 (File No. 0-66350).

     4-C.    Long-term mortgage note documents relating to the second
mortgage note secured by the Garret Mountain Office Center located in West Paterson, New Jersey and by the Garret Mountain venture are incorporated herein by reference to Exhibit 4-D to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-9726) dated March 19, 1993.

     4-D.    Modification documents relating to the long term second
mortgage note secured by the Garret Mountain Office Center located in West Paterson, New Jersey are hereby incorporated herein by reference to Exhibit 4-E to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-9726) dated March 19, 1993.

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

     10-D.   Letter regarding sale/option and partnership amendment, dated
May 15, 1994, between Carlyle Seattle Associates and 999 Third Avenue, Ltd. relating to the First Interstate Center in Seattle, Washington is hereby incorporated herein by reference to the Partnership's report for June 30, 1994 on Form 10-Q (File No. 0-9726) dated August 12, 1994.

     10-E.   Agreement of Limited Partnership of Wright-Carlyle Seattle
Limited Partnership, dated November 30, 1994, between Wright Runstad Properties L.P., and Carlyle Seattle Associates is incorporated herein by reference to the Partnership's Report for December 1, 1994 on Form 8-K (File No. 0-9726) dated March 23, 1995.

     10-F.   Documents relating to the sale of the Partnership's interest in the Garret Mountain venture are filed herewith.

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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  May 11, 1995