Form 10-Q
period 1995-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP X
filed 1995-11-14
CIK 314459

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995    Commission file number 0-9726




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

                                                 CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)


                                                           ASSETS
                                                           ------
                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                             1995             1994
                                                                                        -------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  9,610,135       23,719,647
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .          5,875,423        3,120,977
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .            250,951          486,909
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            235,642           58,984
                                                                                         ------------     ------------
       Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,972,151       27,386,517
                                                                                         ------------     ------------
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,035,308        4,131,489
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,744,039       33,306,914
                                                                                         ------------     ------------
                                                                                           26,779,347       37,438,403
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .         15,350,791       18,745,887
                                                                                         ------------     ------------
       Total investment properties, net of accumulated depreciation. . . . . . . .         11,428,556       18,692,516
                                                                                         ------------     ------------
Investment in unconsolidated ventures, at equity (note 1). . . . . . . . . . . . .          1,311,653        2,769,146
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            165,024          431,095
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            338,852          483,016
                                                                                         ------------     ------------
                                                                                         $ 29,216,236       49,762,290
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

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    ----------------------------------------------------

                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                             1995             1994
                                                                                        -------------      -----------
Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . . . . . . . . . . . .       $  5,458,395       12,621,045
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            403,299          552,291
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,362,269        3,180,147
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .            639,270          441,696
                                                                                         ------------     ------------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          9,863,233       16,795,179
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19,169           84,128
Investment in unconsolidated ventures, at equity (note 1). . . . . . . . . . . . .          5,640,374        5,370,037
Long-term debt, less current portion (note 3). . . . . . . . . . . . . . . . . . .         11,580,287       12,391,857
                                                                                         ------------     ------------
Commitments and contingencies (notes 1, 2, 3 and 4)

       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,103,063       34,641,201

Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . .          4,774,303        5,311,743

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,524,189)      (4,471,087)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .           (934,944)        (928,694)
                                                                                         ------------     ------------
                                                                                           (5,458,133)      (5,398,781)
                                                                                         ------------     ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .         90,049,709       90,049,709
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (18,868,978)     (18,607,246)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (68,383,728)     (56,234,336)
                                                                                         ------------     ------------
                                                                                            2,797,003       15,208,127
                                                                                         ------------     ------------
       Total partners' capital accounts (deficits) . . . . . . . . . . . . . . . .         (2,661,130)       9,809,346
                                                                                         ------------     ------------
                                                                                         $ 29,216,236       49,762,290
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

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .    $ 1,185,467       1,937,640       3,554,658        6,276,939
  Interest income. . . . . . . . . . . . . . . . . . . .        216,541         193,589         757,822          472,314
                                                            -----------      ----------     -----------       ----------
                                                              1,402,008       2,131,229       4,312,480        6,749,253
                                                            -----------      ----------     -----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .        436,545         764,529       1,371,908        2,306,341
  Depreciation . . . . . . . . . . . . . . . . . . . . .        149,207         309,736         472,794          903,449
  Property operating expenses. . . . . . . . . . . . . .        697,464         967,328       1,938,588        2,938,698
  Professional services. . . . . . . . . . . . . . . . .            972          18,557         221,540          283,835
  Amortization of deferred expenses. . . . . . . . . . .          7,921          53,104          32,938          146,601
  Management fees to corporate
    general partner. . . . . . . . . . . . . . . . . . .          --             10,418          10,416           31,252
  General and administrative . . . . . . . . . . . . . .         96,731          49,912         224,551          132,440
                                                            -----------      ----------     -----------       ----------
                                                              1,388,840       2,173,584       4,272,735        6,742,616
                                                            -----------      ----------     -----------       ----------
        Operating earnings (loss). . . . . . . . . . . .         13,168         (42,355)         39,745            6,637
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . . . . . . . . .     (1,452,151)       (256,462)     (1,705,330)        (589,017)
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . . .            146          27,988             462           53,597
                                                            -----------      ----------     -----------       ----------
        Net operating loss . . . . . . . . . . . . . . .     (1,438,837)       (270,829)     (1,665,123)        (528,783)
Gain on sale of interest in investment
  property, (note 4(c)). . . . . . . . . . . . . . . . .          --              --          1,350,289            --
                                                            -----------      ----------     -----------       ----------
        Net loss . . . . . . . . . . . . . . . . . . . .    $(1,438,837)       (270,829)       (314,834)        (528,783)
                                                            ===========      ==========     ===========       ==========
                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30                      SEPTEMBER 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
        Net loss per limited
          partnership interest:
            Net operating loss . . . . . . . . . . . . .    $    (13.81)          (2.60)         (15.98)           (5.08)
            Gain on sale of interest in
              investment property
              (note 4(c)). . . . . . . . . . . . . . . .          --              --              13.37            --
                                                            -----------      ----------     -----------       ----------
                                                            $    (13.81)          (2.60)          (2.61)           (5.08)
                                                            ===========      ==========     ===========       ==========

        Cash distributions per limited
          partnership interest . . . . . . . . . . . . .    $     --               1.50          121.50            37.50
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

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)
                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (314,834)         (528,783)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         472,794           903,449
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .          32,938           146,601
    Partnership's share of operations of unconsolidated
      ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,705,330           589,017
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . .            (462)          (53,597)
    Gain on sale of interest in investment property (note 4(c)). . . . . . . . . . . .      (1,350,289)            --
 Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (21,551)         (154,828)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (201,128)         (385,121)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,087            64,220
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (23,359)         (276,909)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         475,558           565,401
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         197,574           350,280
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             369            (6,104)
                                                                                          ------------       -----------
        Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .         990,027         1,213,626
                                                                                          ------------       -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . .      (2,754,446)        3,062,098
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .        (203,202)         (440,542)
  Cash proceeds from sale of interest in investment property (note 4(c)) . . . . . . .          50,000             --
  Cash proceeds from prepayment of note receivable (note 4(c)) . . . . . . . . . . . .         225,000             --
  Partnership's distributions from unconsolidated venture. . . . . . . . . . . . . . .          22,500           400,500
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (102,957)         (290,974)
                                                                                          ------------       -----------
        Net cash provided by (used in) investing activities. . . . . . . . . . . . . .      (2,763,105)        2,731,082
                                                                                          ------------       -----------
                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (180,792)         (229,660)
  Venture partner's contributions to venture . . . . . . . . . . . . . . . . . . . . .           --               20,593
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --              (44,000)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .     (12,149,392)       (3,750,158)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .          (6,250)          (18,751)
                                                                                          ------------       -----------
        Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . .     (12,336,434)       (4,021,976)
                                                                                          ------------       -----------
        Net decrease in cash and
          cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (14,109,512)          (77,268)

        Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . .      23,719,647           975,562
                                                                                          ------------       -----------

        Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .    $  9,610,135           898,294
                                                                                          ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $    896,350         1,740,940
                                                                                          ============       ===========
  Non-cash investing and financing activities:
    Sale of interest in investment property (note 4(c)):
      Gain on sale of interest in investment property. . . . . . . . . . . . . . . . .    $  1,350,289             --
      Basis of interest in investment property . . . . . . . . . . . . . . . . . . . .      (1,075,289)            --
      Note receivable (collected in April 1995). . . . . . . . . . . . . . . . . . . .        (225,000)            --
                                                                                          ------------       -----------
          Cash proceeds from sale of interest in investment property . . . . . . . . .    $     50,000             --
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

                            SEPTEMBER 30, 1995 AND 1994

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

                                    1995                        1994
                         -----------------------     -----------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------
Net earnings
 (loss). . . . . . . .   $(314,834)    2,118,223       (528,783)    (821,135)
Net earnings
 (loss) per
 limited
 partnership
 interest. . . . . . .   $   (2.61)        22.90          (5.08)       (7.88)
                         =========     =========      =========    =========

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

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purpose of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($9,259,554 and $23,385,955 at September 30, 1995 and December 31, 1994,
respectively) as cash equivalents with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated but adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of historical cost and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. Accordingly, due to the uncertainty of the Partnership's ability to recover the net carrying value of the Greenway Tower Office Building through future operations or sale over its revised expected holding period, the Greenway Tower venture made a provision for value impairment of such investment property of $1,300,000 at September 30, 1995 (note 3(b)). An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not finalized its assessment of the full impact of adopting SFAS 121, it is likely that additional provisions for value impairment would be required for the properties owned by the Partnership and its consolidated ventures, or by the Partnership's unconsolidated ventures. Such provisions are currently estimated to total approximately $4,000,000 in the first period of implementation of SFAS 121.

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


(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership, at September 30, 1995, is a party to four operating joint venture agreements. In general, the venture partners, who were either the sellers (or their affiliates) of the property investments acquired, or parties who contributed an interest in the property being developed, made no cash contributions to the ventures. Their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the Partnership's venture partner is generally entitled to a non-cumulative return on its interest in the venture; net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. For the nine months ended September 30, 1995 and 1994, one and two, respectively, of the ventures' properties produced net cash receipts.

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

     (b)  Carlyle Seattle

     On December 1, 1994, Carlyle Seattle sold 49.95% of its interest in First Interstate (note 4(b)).

     During 1982, the Partnership acquired, through a joint venture ("First Interstate") between Carlyle Seattle and the developer an office building in Seattle, Washington. Carlyle Seattle is a joint venture between the Partnership and Carlyle Real Estate Limited Partnership-XII ("C-XII"), an affiliated partnership sponsored by the Corporate General Partner of the Partnership. Under the terms of the First Interstate venture agreement, Carlyle Seattle made initial cash contributions aggregating $30,000,000 ($8,000,000 by the Partnership).
                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

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

     Prior to the sale transaction, Carlyle Seattle was generally entitled to receive a cumulative $2,400,000 per annum preferred distribution of cash flow. Any excess cash flow was first distributable to the First Interstate joint venture partner up to the next $400,000 then 50% to Carlyle Seattle and 50% to the First Interstate joint venture partner. Operating profits or losses of First Interstate generally were allocated in the same ratio as the allocation of annual cash flow, however, the joint venture partner was to be allocated not less than 25% of such profits and losses.

     In connection with the sale transaction, the First Interstate Venture Agreement has been amended to convert Carlyle Seattle's remaining general partnership interest to a limited partnership interest. Additionally, the amendment states that no profits, income or gain shall be allocable to Carlyle Seattle except to the extent that Carlyle Seattle receives distributions from First Interstate and operating losses shall be allocated to the extent of Carlyle Seattle's positive capital account balance and thereafter at 25.025%. The amended Venture Agreement provides that any distributions to Carlyle Seattle are subordinate to the joint venture partner's preferred return (as defined). It is not anticipated that any distributions will be made to Carlyle Seattle from operations subsequent to the initial sale transaction. Additionally, effective December 1, 1994, the equity method of accounting has been applied with respect to Carlyle Seattle's interest in First Interstate as Carlyle Seattle's interest has decreased to less than 50% and converted to a limited partnership interest.

     The office building is managed by an affiliate of the First Interstate joint venture partner for a fee computed at 2% of base and percentage rents.

     (c)  Park Place Associates

     In April 1986, as a result of defaults by the venture partner in its obligations under the joint venture partnership and related agreements, the venture partner transferred its interest in the joint venture to the Partnership and the two individual principals of the venture partner signed non-interest bearing promissory notes in the aggregate amount of $1,000,000 payable to the joint venture on April 24, 1991. The notes were not recorded in the Partnership's prior consolidated financial statements due to the unlikelihood of their collection. However, the Partnership pursued collection and obtained judgments against the makers of the notes aggregating $1,024,000 for which enforcement was pursued. In April 1995, the Partnership executed a settlement agreement whereby the judgements were satisfied in full by a cash payment of $30,000 and the transfer of title to certain residential real estate, subject to first mortgage indebtedness. Although the residential real estate is being marketed for sale, the Partnership expects that sale proceeds in excess of the first mortgage indebtedness will be nominal. As a result, this transfer of title transaction has not been recorded in the accompanying consolidated financial statements.
                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  DEBT MODIFICATIONS/REFINANCINGS

     (a)  Holly Pond Office Center

     The Holly Pond venture ceased making debt service payments, effective August 1, 1990, on the long-term, non-recourse mortgage note with a scheduled maturity of June 1, 1997 and secured by Holly Pond Office Center located in Stamford, Connecticut and sought a modification of the note terms. In November 1991, the lender accelerated the mortgage and commenced proceedings to obtain title to the property. In conjunction with the lender's actions, it came to the venture's attention that there are traces of petroleum-based contaminant on a small portion of the property. The venture's initial environmental investigation indicated that, although the contamination is currently on the property, the cause of the problem was most likely a result of certain activities of the owner of a neighboring land parcel. The Partnership notified the owner of the neighboring land parcel and subsequently initiated litigation regarding the responsibility for the clean-up of the contaminant. As a result, the lender temporarily suspended its efforts to obtain title to the property pending the results of the venture's investigation and litigation. Although the Partnership believes the owner of the neighboring parcel will ultimately bear financial responsibility for the clean-up, the Partnership has accrued $21,600 as of December 31, 1994 and $16,200 as of September 30, 1995 for potential future costs related to the clean-up. Such accruals are reflected in accounts payable in the accompanying consolidated balance sheets. Because the venture has been unable to secure debt service relief, the Partnership has decided, based upon current and anticipated future market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit any additional amounts to the property. This will result in the Partnership no longer having an ownership interest in the property and, at that time, the Partnership will recognize a gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. The Partnership anticipates that the lender will finalize proceedings to obtain title to the property in 1995. The loan has been classified at September 30, 1995 and December 31, 1994 (with an outstanding balance of approximately $5,196,000) as a current liability in the accompanying consolidated financial statements. As of September 30, 1995, the amount of interest payments in arrears is approximately $3,270,000.

     (b)  Greenway

     In October 1992, the Greenway Tower venture refinanced the first and second mortgage notes with a new non-recourse first mortgage note of $9,000,000. The initial advance of the note was $5,750,000 and allows for additional advances of up to $3,250,000 for approved tenant improvements, leasing commissions, interest advances, capital improvements and, under certain circumstances, borrower equity repayments. As of September 30, 1995, the balance of the note is $7,530,624 and $1,469,376 remains available for future advances. Such replacement financing matures October 31, 1999 and requires monthly installments of interest equal to the "Contract Index Rate" (approximately 9.68% and 9.09% at September 30, 1995 and December 31, 1994, respectively), computed as 3.75% per annum in excess of the lender's composite commercial paper rate. To the extent such rate exceeds 9% in year one, 9.5% in year two, 10% in years three and four and 10.5% in years five through seven ("Applicable Base Percentage Rate"), the venture may defer the difference for a given month provided that the total interest deferred does not exceed 10% of the existing loan balance. Any deferred interest is due when and to the extent that in any one month the Contract Index Rate is less than the Applicable Base Percentage Rate, with

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

any remaining deferred interest due along with the existing principal balance upon maturity of the loan. The new loan also provides that the lender participates in 50% of the net cash flow from the property as well as in 50% of any net proceeds resulting from the sale of the property. As of September 30, 1995, no such excess cash flow or sale proceeds participation has been paid or accrued by Greenway. In order to secure the replacement financing, the venture was required to make a capital contribution of $635,574 ($286,008 of which was paid by the Partnership), however, portions of this contribution may be refunded to the venture. Through September 30, 1995, the Partnership has received a partial refund of approximately $216,000 of its original contribution.

     Occupancy of the Greenway Towers Office Building has remained at approximately the 90% level during 1995 and leasing costs continue to be funded by the first mortgage lender. Due to the uncertainty of the Greenway Tower's ability to recover the net carrying value of the Greenway Tower through future operations or sale over its revised expected holding period, the Greenway Tower venture made a provision for value impairment on such investment property of $1,300,000 (all of which was allocated to the Partnership). Such provision at September 30, 1995 was recorded to reduce the net carrying value.

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


(4)  SALE OF INVESTMENT PROPERTIES

     (a)  Silvermine Apartments

     On November 29, 1994, the Partnership, through the Victoria venture, sold the Silvermine Apartments for $5,750,000. Net cash proceeds from the sale were $1,635,663, of which the Partnership received $1,143,216. As a result of the sale, the Partnership recognized a net gain of $1,601,796 (comprised of a gain on sale of investment property of $1,748,652 and an extraordinary loss of $146,856 due to the prepayment fee and the retirement of deferred expenses related to the mortgage note) for financial reporting purposes, net of the venture partner's share of $1,150,550 in 1994. In addition, the Partnership recognized a gain in 1994 of $3,161,480 for Federal income tax purposes.

     (b)  First Interstate Center

     In May 1994, Carlyle Seattle executed an agreement by which it granted an option to sell its interest in First Interstate to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which purchase was subsequently extended until December 22, 1994 with the receipt

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. On December 1, 1994 (initial sale transaction closing), Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 in cash (less non-refundable deposits as described above) for 49.95% of its interest. The unaffiliated venture partner paid $5,000,000 cash for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned Carlyle Seattle $15,000,000 cash (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997), which is secured by Carlyle Seattle's remaining 50.05% interest in First Interstate. The exercise price for the remaining 50.05% interest is $21,350,000 if the purchase option is exercised one year from the initial closing, increasing up to $22,850,000 at the termination of the option period. The $5,000,000 option purchase price paid at the initial closing and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan can be applied toward the exercise price. There can be no assurance that such option will be exercised. At December 31, 1994, Carlyle Seattle has recorded a note payable to the unaffiliated venture partner in the amount of $15,000,000 plus accrued interest and a deferred gain of $5,000,000 for the cash option payment. See note 2(b) for a discussion of the restructuring of the First Interstate joint venture. The Partnership's share of proceeds from this sale transaction was approximately $10,754,000.

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

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 were as follows:

                                                                     Unpaid at
                                                                   September 30,
                                          1995          1994           1995
                                        --------      -------      -------------
Property management
 and leasing fees. . . . . . . . .      $135,584      126,690           --
Management fees to
 corporate general
 partner . . . . . . . . . . . . .        10,416       31,252           --
Insurance commissions. . . . . . .        13,082       10,083
Reimbursement (at
 cost) for out-of-
 pocket expenses . . . . . . . . .           292          291             7
                                        --------      -------         -----
                                        $159,374      168,316             7
                                        ========      =======         =====

     The Corporate General Partner and its affiliates are entitled to reim-bursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of Partnership properties. For fiscal 1994 and for the nine months ended September 30, 1995, such costs were $90,564 and $91,068 respectively, all of which have been paid as of September 30, 1995.

     The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Greenway Tower and Carlyle Seattle (note 1) for the nine months ended September 30, 1995 and 1994 follows:

                                                     1995             1994
                                                  ----------      ----------
   Total income. . . . . . . . . . . .            $1,544,373      16,287,459
                                                  ==========      ==========
   Operating loss. . . . . . . . . . .            $2,612,483       2,642,213
                                                  ==========      ==========
   Partnership's share
     of loss . . . . . . . . . . . . .            $1,705,330         491,860
                                                  ==========      ==========


(7)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $9,610,000. Such funds and short-term investments of approximately $5,875,000 are available for capital improvements, distributions to partners and working capital requirements. The Partnership and its consolidated ventures have currently budgeted approximately $236,000 for tenant improvements and other capital expenditures in 1995. The Partnership's share of such items and its share of such similar items for its unconsolidated venture is currently budgeted to be approximately $410,000 in 1995. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital for such items described above and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by the operations of the investment properties and through the sale refinancing of such investments. The Partnership intends to relinquish its interest in the Holly Pond venture in 1995 and thus does not consider this investment a source of future liquidity. Additionally, approved tenant improvements and capital items at the Greenway Tower Office Building are funded by the first mortgage lender who also participates in operating cash flow. Reference is made to Note 3(b). The Partnership does not consider this investment a short-term source of future liquidity.

     In August, 1990, the Holly Pond venture suspended debt service payments at the Holly Pond Office Center. The Partnership anticipates that the lender will finalize proceedings to obtain title to this property in 1995. When the lender realizes upon its security in the property, the Partnership will recognize a gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. In addition, the Partnership has accrued $16,200 at September 30, 1995 for potential future environmental clean-up costs at the Holly Pond property. Reference is made to Note 3(a).

     The Partnership is continuing a feasibility study to determine a financially competitive expansion of Sunrise Mall to accommodate certain retail tenants who have indicated an interest in possibly opening stores at the mall. This study will enhance the marketability of the property and further facilitate the Partnership's ability to sell the property. The Greenway Tower Office Building has been incurring significant capital improvement expenditures, primarily resulting from leasing costs. These expenditures are being funded from its mortgage loan which allows funding for tenant improvements, leasing commissions, interest advances and capital improvements. As of September 30, 1995, $1,469,376 remains available for future advances. Reference is made to Note 3(b).

     In May 1994, Carlyle Seattle executed an agreement by which it granted an option to sell its interest in First Interstate to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which purchase was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% Carlyle Seattle interest between one year and two years after the initial sale closing. On December 1, 1994 (initial sale transaction closing), Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 in cash (less non-refundable deposits as described above) for 49.95% of its interest. The unaffiliated venture partner paid $5,000,000 cash for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned Carlyle Seattle $15,000,000 cash (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997), which and is secured by Carlyle Seattle's remaining 50.05% interest in First Interest. The exercise price for the remaining 50.05% interest is $21,350,000 if the purchase option is exercised one year from the initial closing, increasing up to $22,850,000 at the termination of the option period. The $5,000,000 option purchase price paid at the initial closing and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan can be applied toward the exercise price. There can be no assurance that such option will be exercised. At December 31, 1994, Carlyle Seattle has recorded a note payable to the unaffiliated venture partner in the amount of $15,000,000 plus accrued interest and a deferred gain of $5,000,000 for the cash option payment. See Note 2(b) for a discussion of the restructuring of First Interstate. The Partnership's share of proceeds from this sale transaction was approximately $10,754,000. Carlyle Seattle recognized a gain of $34,583,869 (of which the Partnership's share was $9,373,572) for financial reporting purposes in 1994 and a gain of $83,565,440 (of which the Partnership's share was $22,340,642) for Federal income tax purposes in 1994.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's philosophy and approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are generally more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio.

As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership has elected to make a single annual operating distribution each year beginning in November 1995. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited. As previously reported, due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and their competitive marketplaces, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold or disposed of in the nearer term), barring unforeseen economic developments.

     On November 29, 1994, the Partnership received proceeds of $1,143,216 from the sale of the Silvermine Apartments and on various dates during 1994, the Partnership received proceeds from the sale of a portion of its interest in the Carlyle Seattle Venture, as more fully described in Notes 4(a) and 4(b), respectively. A portion of such proceeds was distributed to the Limited Partners in February 1995. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining assets, without a dramatic improvement in market conditions, the Limited Partners will receive significantly less than their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents as of September 30, 1995 as compared to December 31, 1994 is primarily due to the Partnership's $12,155,642 distribution of Silvermine Apartments and Carlyle Seattle sale proceeds made to the Limited Partners in February 1995. This decrease and the increase in short-term investments as of September 30, 1995 as compared to December 31, 1994 is also due to a larger amount of investments in U.S. Government obligations being classified as cash equivalents at December 31, 1994 as compared to September 30, 1995. Reference is made to Note 1.

     The decreases in rents and other receivables, investment properties, accumulated deprecation, deferred expenses, accrued rents receivable, current portion of long-term debt, accounts payable, tenant security deposits, long-term debt less current portion and venture partners' subordinated equity in ventures at September 30, 1995 as compared to December 31, 1994 are primarily due to the sale of the Partnership's interest in the Garret Mountain venture in January 1995. Reference is made to Note 4(c).

     The increase in escrow deposits and accrued real estate taxes at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of real estate taxes at Sunrise Mall. The increase in escrow deposits is partially offset by the sale of the Partnership's interest in the Garret Mountain venture in January 1995. Reference is made to Note 4(c).

     The decrease in investment in unconsolidated ventures, at equity at September 30, 1995 as compared to December 31, 1994 and the increase in Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are primarily due to Greenway Tower's $1,300,000 provision for value impairment made as of September 30, 1995 (all of which is allocated to the Partnership) to reduce the net carrying value of the Greenway Towers Office Building. Reference is made to Note 3(b).

     The increase in accrued interest at September 30, 1995 as compared to December 31, 1994 is primarily due to the suspension of debt service payments in 1990 on the mortgage loan secured by the Holly Pond Office Center. Reference is made to Note 3(a). The increase is partially offset by a reduction of accrued interest which resulted from the sale of the Partnership's interest in the Garret Mountain venture in January 1995. Reference is made to Note 4(c).

     The increase in deficit investment in unconsolidated ventures, at equity at September 30, 1995 as compared to December 31, 1994 is primarily due to the accrued interest on the loan related to the sale of a portion of the Partnership's interest in First Interstate in December 1994. Reference is made to Note 4(b).

     The decreases in rental income, mortgage and other interest, depreciation, property operating expenses, amortization of deferred expenses and venture partner's share of venture's operations for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the sale of Silvermine Apartments in November 1994 and the sale of the Partnership's interest in the Garret Mountain venture in January 1995. Reference is made to Notes 4(a) and 4(c).

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily the result of an increase in the average balance of investments in U.S. Government obligations in 1995. This increase is also due to an increase in the average rate of interest earned on investments in U.S. Government obligations in 1995.

     The decrease in management fees to corporate general partner for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is due to the Partnership electing to make a single annual distribution to the partners as discussed above. Management fees to the corporate general partner are earned as distributions are made.

     The increase in general and administrative for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 5.

     The gain on sale of interest in investment property for the nine months ended September 30, 1995 is due to the sale of the Partnership's interest in the Garret Mountain venture in January 1995. Reference is made to Note 4(c).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                                        OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                      1994                                  1995
                                                    -------------------------------       -------------------------------
                                                    At       At        At       At        At       At        At       At
                                                  3/31     6/30      9/30    12/31      3/31     6/30      9/30    12/31
                                                  ----     ----      ----    -----      ----     ----     -----    -----
 1. Holly Pond Office Center
     Stamford, Connecticut . . . . . . .           85%      92%       90%      83%       93%      90%       90%
 2. Sunrise Mall
     Brownsville, Texas. . . . . . . . .           86%      85%       85%      90%       89%      89%    88%(a)
 3. Garret Mountain Office Center
     West Paterson, New Jersey . . . . .           99%      92%       94%      94%       N/A      N/A       N/A
 4. Silvermine Apartments
     Victoria, Texas . . . . . . . . . .           99%     100%       98%      N/A       N/A      N/A       N/A
 5. Greenway Towers Office Building
     Dallas, Texas . . . . . . . . . . .           90%      89%       90%      94%       92%      86%       92%
 6. First Interstate Center
     Seattle, Washington . . . . . . . .           97%      99%       97%      97%       97%      94%       90%
-------------


     (a)  Occupancy including temporary tenants is 94%.

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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  November 9, 1995