Form 10-K405
period 1995-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP X
filed 1996-04-01
CIK 314459

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1995          Commission file no. 0-9726


          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
    (Exact name of registrant as specified in its charter)



          Illinois                36-3057941
(State of organization)(I.R.S. Employer Identification No.)



   900 N. Michigan Ave., Chicago, Illinois60611
    (Address of principal executive office)(Zip Code)



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None


                       TABLE OF CONTENTS



                                                  Page
                                                   ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   6

Item 3.    Legal Proceedings . . . . . . . . . . .   8

Item 4.    Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . .   8


PART II

Item 5.    Market for the Partnership's Limited
           Partnership Interests and
           Related Security Holder Matters . . . .   8

Item 6.    Selected Financial Data . . . . . . . .   9

Item 7.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . .  14

Item 8.    Financial Statements and Supplementary Data19

Item 9.    Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure. . . . . . . . . .  49


PART III

Item 10.   Directors and Executive Officers of the
           Partnership . . . . . . . . . . . . . .  49

Item 11.   Executive Compensation. . . . . . . . .  52

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management . . . . . . . . .  53

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  54


PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . .  54


SIGNATURES . . . . . . . . . . . . . . . . . . . .  56












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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2030. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:



                                              Sale or Disposal Date
                                                 or if Owned at
                                               December 31, 1995,
Name, Type of Property                Date of   Original Invested
    and Location (f)        Size     PurchaseCapital Percentage (a)     Type of Ownership (b)
- ----------------------      ----     ------------------------------     ----------------------
 1.  Lone Pine/Bloomfield
      Office Center
      Bloomfield Hills,
      Michigan . . .       75,300     8-13-80        6-30-86            fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership)

 2.  Graystone Office/
      Warehouse
      Dallas, Texas.       97,000     8-13-80        7-4-89             fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership)
 3.  Windmill Park
      Apartments
      Midland, Texas      228 units   6-12-80        9-23-92            fee ownership of land and
                                                                        improvements (through joint
                                                                        venture partnership)
 4.  Park Place Towers
      Office Center
      Birmingham,
      Alabama. . . .      305,900     7-14-80        6-13-91            fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership) (d)
 5.  Centroplex Office
      Building
      White Plains,
      New York . . .      412,000     8-1-80         7-10-91            fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership)
 6.  Sunrise Mall
      Brownsville,
      Texas. . . . .      311,000     9-1-80          8.55%             fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           g.l.a.                                       venture partnership)
                                                                        (d)(g)
 7.  Summit North
      Apartments
      Atlanta,
      Georgia. . . .      250 units   9-17-80        6-16-83            fee ownership of land and
                                                                        improvements (through joint
                                                                        venture partnership)



                                              Sale or Disposal Date
                                                 or if Owned at
                                               December 31, 1995,
Name, Type of Property                Date of   Original Invested
    and Location (f)        Size     PurchaseCapital Percentage (a)     Type of Ownership (b)
- ----------------------      ----     ------------------------------     ----------------------

 8.  Holly Pond
      Office Center
      Stamford,
      Connecticut. .       64,000    12-17-80         1.61%             fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership)
                                                                        (d)(i)
 9.  Main Place
      Apartments
      Mesa, Arizona.      336 units  11-27-80        6-27-90            fee ownership of land and
                                                                        improvements (through joint
                                                                        venture partnership)
10.  Garret Mountain
      Office Center
      West Paterson,
      New Jersey . .      122,400    10-29-80        1-25-95            fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership)(d)(h)
11.  Washington Office
      Building
      Washington, DC      260,000    12-18-80        9-30-88            fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership)
12.  Double Tree Apartments
      El Paso, Texas      284 units  12/17/80        3-18-93            fee ownership of land and
                                                                        improvements (c)
13.  Frontier Mall
      Cheyenne,
      Wyoming. . . .      232,000    12-16-80       10-31-93            fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           g.l.a.                                       venture partnership) (d)(h)
14.  Union Plaza
      Office Building
      Oklahoma City,
      Oklahoma . . .      250,000    12-31-80        8-31-93            fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership) (d)(e)
15.  Seattle Arcade
      Office Building
      Seattle,
      Washington . .       90,000    12-30-80        8-8-83             fee ownership of land and
                           sq.ft.                                       improvements
                           n.r.a.


                                              Sale or Disposal Date
                                                 or if Owned at
                                               December 31, 1995,
Name, Type of Property                Date of   Original Invested
    and Location (f)        Size     PurchaseCapital Percentage (a)     Type of Ownership (b)
- ----------------------      ----     ------------------------------     ---------------------

16.  Westwood Plaza
      Shopping Center
      Westwood,
      New Jersey . .      174,000    12-17-80        8-22-88            fee ownership of land and
                           sq.ft.                                       improvements and ground
                           g.l.a.                                       leasehold interest in land
                                                                        (through joint venture
                                                                        partnership)
17.  Silvermine
      Apartments
      Victoria,
      Texas. . . . .     216 units   12-19-80       11-29-94            fee ownership of land and
                                                                        improvements (through joint
                                                                        venture partnership)
                                                                        (c)(d)
18.  Sunset Limited
      Apartments
      Harris County,
      Texas. . . . .      288 units   2-6-81         6-5-90             fee ownership of land and
                                                                        improvements
19.  Highpoint Shopping
      Center
      Harris County,
      Texas. . . . .       21,000     2-6-81         2-5-91             fee ownership of land and
                           sq.ft.                                       improvements
                           g.l.a.
20.  Greenway Towers
      Office Building
      Dallas, Texas.      185,700     6-30-81          5%               fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership) (d)
21.  First Interstate
      Center
      Seattle,
      Washington . .      893,000    12-29-82       12-15-95            fee ownership of improve-
                           sq.ft.                                       ments and ground leasehold
                           n.r.a.                                       interest in land (through
                                                                        joint venture partner-
                                                                        ship) (d)(h)



- ---------------

 (a) The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

 (b) Reference is made to Note 4 for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

 (c) This property has been sold. Reference is made to Note 7 for a description of the sale of such real property investment.

 (d) Reference is made to Note 3 for a general description of the joint venture partnership through which the Partnership has made this real property investment.

 (e) The lender concluded proceedings to realize upon its security and took title to the property on August 31, 1993. Reference is made to Note 4(b)(3).

 (f) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

 (g) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

 (h) The Partnership sold its interest in this property. Reference is made to Notes 3(b), 7(b) and 7(d) for a description of the sale of such Partnership interest.

 (i) During January 1996, the lender realized upon its security and took title to this property. Reference is made to Note 4(b)(2) for a description of such disposition by the Partnership.



     On January 25, 1995, the Partnership sold its interest in the Garret Mountain venture to its venture partner. Reference is made to Note 7(d) for a further description of the transaction.

     On December 1, 1994, the Partnership and an affiliate sold a portion of their interests in the Carlyle Seattle Venture. The remaining portion was sold on December 15, 1995. Reference is made to the description of such transaction in the Partnership's reports on Form 8-K (File No. 0-9726) dated March 23, 1994 and March 4, 1996, respectively, and hereby incorporated herein by reference and also to Note 3(b) for a further description of the transaction.

     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is made. The Partnership maintains the suitability and competitiveness of its properties in their markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured.

     Reference is made to Note 8 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1995.

     The Partnership has no employees other than personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:




                                                    1994                    1995
                                          --------------------------------------------------
                                              At    At    At    At    At    At    At    At
                            Principal Business3/31 6/30  9/30 12/31  3/31  6/30  9/30 12/31
                            ---------------------- ----  ---- -----  ----  ---- ----- -----
1. Holly Pond
    Office Center
    Stamford, Connecticut   Financial Ser-
                            vices/Attorneys   85%   92%   90%   83%   93%   90%   90%90%(a)

2. Sunrise Mall
    Brownsville, Texas .    Retail            86%   85%   85%   90%   89%   89%   88%87%(b)

3. Garret Mountain
    Office Center
    West Paterson,
    New Jersey . . . . .    Utilities/
                            Food Products     99%   92%   94%   94%   N/A   N/A   N/A   N/A

4. Greenway Towers
    Office Building
    Dallas, Texas. . . .    Insurance         90%   89%   90%   94%   92%   86%   92%   91%

5. First Interstate
    Center
    Seattle, Washington.    Financial Services/
                            Railroads         97%   99%   97%   97%   97%   94%   90%   N/A

- --------------------


   (a)  During January 1996, the Lender concluded its proceedings to realize upon its security and took title to this property.  Reference is made to Note 4(b)(2).

   (b)  Occupancy including temporary tenants is 94%.

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

     There were no matters submitted to a vote of security holders during 1995 and 1994.




                                    PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
             AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 10,397 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor.

There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners.



ITEM 6.  SELECTED FINANCIAL DATA

                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                         DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                          1995         1994         1993        1992        1991
                     -------------------------- ----------- ------------------------
Total income . . . . .$  5,734,107    8,998,039   9,668,173   12,851,389  19,948,609
                      ============  =========== ===========  =======================
Operating earnings
 (loss). . . . . . . .$   (197,836)     (96,843) (3,800,303)  (3,056,251) (2,566,748)
Partnership's share
 of operations of
 unconsolidated
 ventures. . . . . . .  (1,875,002)    (563,775)   (429,451)   3,012,015    (970,190)
Venture partners'
 share of ventures'
 operations. . . . . .         635       10,250     522,333   (2,633,434)     65,794
                     ------------- ------------ ------------------------ -----------
Net operating
 earnings (loss) . . .  (2,072,203)    (650,368) (3,707,421)  (2,677,670) (3,471,144)
Gain (loss) on sale
 or disposition of
 investment proper-
 ties or interest in
 investment properties,
 net . . . . . . . . .   7,065,757   11,122,225  10,367,072     (763,877) 16,929,654
                     ------------- ------------ ------------------------ -----------
Net earnings
 (loss) before
 extraordinary
 items . . . . . . . .   4,993,554   10,471,857   6,659,651   (3,441,547) 13,458,510
Extraordinary
 items, net. . . . . .       --        (146,856)      --       2,411,425    (816,125)
                     ------------- ------------ ------------------------ -----------
      Net earnings
        (loss) . . . .$   4,993,554  10,325,001   6,659,651   (1,030,122) 12,642,385
                     ============= ============ ======================== ===========




                          1995         1994         1993        1992         1991
                     ------------- ------------ ------------------------ -----------

Net earnings (loss)
 per Interest (b):
  Net operating
   earnings (loss) . .$     (19.89)       (6.24)     (35.59)      (25.70)     (33.32)
  Gain (loss) on
   sale or disposi-
   tion of investment
   properties, net . .       69.95       110.11      102.63        (7.56)     167.60
  Extraordinary
   items, net. . . . .       --           (1.41)      --           23.87       (8.08)
                      ------------  ----------- ------------------------ -----------

                      $      50.06       102.46       67.04        (9.39)     126.20
                      ============  =========== ======================== ===========

Total assets . . . . .$ 28,126,513   49,762,290  45,329,353   66,343,472  68,974,767
Long-term debt . . . .$ 11,510,916   12,391,857  16,530,351   23,234,806  23,551,860
Cash distributions
 per Interest (c). . .$     127.50        39.00       15.00         6.00      119.00
                      ============  =========== ======================== ===========



- -------------

 (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

 (b) The net earnings (loss) per Interest is based upon the Interests outstanding at the end of the period.

 (c) Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.




Property
- --------

Sunrise Mall     a)    The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                               GLA          Avg. Base Rent Per
                       December 31,       Occupancy Rate    Square Foot (1)
                       ------------       --------------    ------------------

                       1991. . . . . . .      87%            5.96
                       1992. . . . . . .      89%            5.78
                       1993. . . . . . .      89%            6.11
                       1994. . . . . . .      90%            6.54
                       1995. . . . . . .      87%            6.79

                       (1) Average base rent per square foot is based on GLA occupied as of
                           December 31 of each year.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option(s)
                       -------------------    ----------------------------------------------------

                       K-Mart                 84,180     $266,349 1/2005        N/A
                       (Department Store)

                       Beall Brothers         42,000      147,000 1/2000        N/A
                       (Department Store)



                 c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at Sunrise Mall:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       GLA of Expiringof Expiring    Base Rent
                       December 31,   Leases         Leases (1)     Leases         Expiring
                       ------------   ---------      --------------------------    ----------

                          1996            8           15,964        163,212          8.94%
                          1997            4           12,400         99,036          5.43%
                          1998            3            6,450         62,988          3.45%
                          1999            1            1,054         16,860           .92%
                          2000            5           48,631        248,652         13.62%
                          2001            8           36,207        328,680         18.01%
                          2002            2            3,950         62,868          3.44%
                          2003            1              878         17,556           .96%
                          2004            1            5,945         47,556          2.61%
                          2005            8          105,953        636,324         34.86%

                          (1)  Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.


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

     At December 31, 1995, 1994 and 1993, the Partnership owned three, five and six operating properties, respectively. Reference is made to Notes 3 and 6 for a description of agreements which the Partnership has entered into with sellers or affiliates of sellers of the Partnership's properties for the operation and management of such properties.

     At December 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $14,796,000. Such cash and cash equivalents are available for capital improvements, distributions to partners and for working capital requirements. The Partnership and its consolidated ventures have currently budgeted approximately $215,000 for tenant improvements and other capital expenditures in 1996. The Partnership's share of such items and its share of similar items for its unconsolidated ventures is currently budgeted to be approximately $232,000 in 1996. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items described above and for short-term liquidity is expected to be from the Partnership's working capital. The Partnership has, effective January 1996, relinquished its interest in the Holly Pond venture, as discussed below. Additionally, approved tenant improvements and capital items at the Greenway Tower Office Building are funded by the first mortgage lender who also participates in operating cash flow. Reference is made to Note 4(b)(4). The Partnership does not consider such investments as a short-term source of future liquidity. In such regard reference is made to the Partnership's specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6.

     The Partnership's investment properties generally operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions have resulted in reduced cash flow or operating deficits at certain of the Partnership's investment properties.

     In May 1994, Carlyle Seattle Associates ("Carlyle Seattle"), a partnership in which the Partnership owns an interest, executed an agreement which granted an option to sell its interest in the Wright-Carlyle Seattle ("First Interstate") venture to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle interest between one year and two years after the sale closing date. On December 1, 1994 (the initial sale transaction closing), Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 in cash (less non-refundable deposits as described above) for 49.95% of its interest as explained above. The unaffiliated venture partner paid $5,000,000 in cash for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned Carlyle Seattle $15,000,000 (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) which was secured by the remaining 50.05% of Carlyle Seattle's interest in First Interstate. The exercise price for the remaining 50.05% interest was to be $21,350,000 if the purchase option was exercised on or before December 22, 1995 and increasing 7% per annum thereafter until the termination of the option period. The $5,000,000 option purchase price and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan could be applied toward the exercise price. In connection with the sale transaction, the First Interstate joint venture agreement was amended to cause the joint venture to be converted to a limited partnership in which Carlyle Seattle was the sole limited partner and the unaffiliated venture partner was the sole general partner. The Partnership's share of proceeds from this transaction was approximately $10,754,000. Carlyle Seattle recognized a gain of $34,583,869 (of which the Partnership's share was $9,373,572) for financial reporting purposes in 1994 and a gain of $83,565,440 (of which the Partnership's share was $22,340,642) for Federal income tax purposes in 1994.

     On December 15, 1995, the unaffiliated venture exercised its option to purchase the Partnership's remaining 50.05% interest in Carlyle Seattle for $21,350,000. The exercise price was satisfied by applying the $5,000,000 option purchase price paid at the initial closing and applying the balance of unpaid principal ($15,000,000) and accrued interest ($1,406,250) on the Carlyle Seattle loan. Therefore, there are no additional cash proceeds from the sale of Carlyle Seattle's remaining 50.05% interest. As a result of this transaction, Carlyle Seattle realized a gain on sale of approximately $21,406,000 for financial reporting purposes of which the Partnership's share is approximately $5,715,000.

     On January 25, 1995, the Partnership sold its interest in Garret Mountain Office Center Associates I to its venture partner. The sales price was $300,000, represented by $50,000 in cash at closing and an interest bearing note for $250,000 originally due February 1, 1997. The note earned interest at 10% per annum and was payable in monthly payments of interest only until maturity when the full principal balance was scheduled to be due. The note provided that at any time on or prior to April 25, 1995, the venture partner could prepay the note in whole, without penalty or additional interest, by the payment to the Partnership a discounted sum of $225,000, together with any accrued but unpaid interest then owing on the outstanding principal balance of the note on the date of such discounted prepayment. The venture partner exercised this option on April 24, 1995, therefore, the sale price was adjusted to $275,000 to reflect the discounted payment. Reference is made to Note 7(d).

     In August, 1990, Holly Pond Associates venture suspended debt service payments at the Holly Pond Office Center. During January 1996, the lender finalized proceedings to obtain title to this property. Due to the lender realizing upon its security in the property, the Partnership will recognize a net gain for financial reporting and a gain for Federal income tax purposes in 1996 without any corresponding distributable proceeds. Reference is made to Note 4(b)(2).

     The Partnership is continuing a feasibility study to determine a financially competitive expansion of Sunrise Mall to accommodate certain retail tenants who have indicated an interest in possibly opening stores at the mall. This study will produce a renovation program which is expected to enhance the marketability of the property and further facilitate the Partnership's ability to sell the property. The Greenway Tower Office Building has been incurring significant capital improvement expenditures, primarily resulting from leasing costs. These deficits are being funded from its mortgage loan which allows funding for tenant improvements, leasing commissions, interest advances and capital improvements. As of December 31, 1995, $1,386,350 remains available for future advances. Reference is made to Note 4(b)(4).


     The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio. Therefore, the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership began making annual rather than quarterly distributions of available operating cash flow commencing with the 1995 distributions. The Partnership has also sought additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold or disposed of in the
near term), barring unforeseen economic developments.   Without a dramatic
improvement in market conditions, the Limited Partners will not receive a full return of their original investment.

RESULTS OF OPERATIONS

     The aggregate decrease in cash and cash equivalents and short-term investments at December 31, 1995 as compared to December 31, 1994 is primarily due to the $12,155,642 distribution of Silvermine Apartments and Carlyle Seattle sale proceeds made to the Limited Partners in February 1995. Additionally, $599,970 and $24,999 of operating cash flow was distributed to the Limited Partners and General Partners, respectively, in November, 1995. Reference is made to Notes 7(c) and 3(b), respectively.

     The decreases in rents and other receivables, investment properties, accumulated deprecation, deferred expenses, accrued rents receivable, current portion of long-term debt, accounts payable, tenant security deposits, long-term debt less current portion and venture partners' subordinated equity in ventures at December 31, 1995 as compared to December 31, 1994 are primarily due to the sale of the Partnership's interest in the Garret Mountain venture in January 1995. Reference is made to Note 7(d).

     The decrease in the asset, investment in unconsolidated ventures, at equity at December 31, 1995 as compared to December 31, 1994 and the increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1995 as compared to the year ended December 31, 1994 are primarily due to Greenway Tower's $1,300,000 provision for value impairment made as of September 30, 1995 (all of which is allocated to the Partnership) to reduce the net carrying value of the Greenway Towers Office Building. Reference is made to Note 3(c).



     The increase in accrued interest at December 31, 1995 as compared to December 31, 1994 is primarily due to the suspension of debt service payments in 1990 on the mortgage loan secured by the Holly Pond Office Center. Reference is made to Note 4(b)(2). The increase is partially offset by a reduction of accrued interest which resulted from the sale of the Partnership's interest in the Garret Mountain venture in January 1995. Reference is made to Note 4(b)(5).

     The decrease in the liability, investment in unconsolidated ventures, at equity at December 31, 1995 as compared to December 31, 1994 is primarily due to the sale of the Partnership's remaining interest in First Interstate in December 1995. Reference is made to Note 3(b).

     The decreases in rental income, mortgage and other interest, depreciation, property operating expenses, amortization of deferred expenses and venture partner's share of venture's operations for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the sale of Silvermine Apartments in November 1994 and the sale of the Partnership's interest in the Garret Mountain venture in January 1995. Reference is made to Notes 7(c) and 7(d).

     The decreases in rental income, mortgage and other interest, depreciation, property operating expenses and amortization of deferred expenses for the years ended December 31, 1994 and 1993 as compared to the year ended December 31, 1993 are primarily due to the sale of the Double Tree Apartments in March 1993 and the lender obtaining legal title to the Union Plaza Office Center in August 1993. Reference is made to Notes 4(b)(1) and 4(b)(3).

     The increase in interest income for the year ended December 31, 1995 as compared to the years ended December 31, 1994 and 1993 is primarily the result of an increase in the average balance of investments in U.S. Government obligations in 1995. This increase is also due to an increase in the average rate of interest earned on investments in U.S. Government obligations in 1995.

     The increase in general and administrative for the year ended December 31, 1995 as compared to the years ended December 31, 1994 and 1993 is primarily due to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 9.

     The $785,084 provision for value impairment for 1993 is due to the Partnership recording a provision for value impairment at the Garret Mountain office building at December 31, 1993 to reduce the net carrying value and the related deferred expenses to the outstanding balance of the related non-recourse financing due to the uncertainty of the Partnership's ability to recover the net carrying value of the investment property through future operations or sale. Reference is made to Note 4(b)(5).

     The decrease in venture partners' share of ventures' operations for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to the lenders obtaining legal title to the Union Plaza office building in August, 1993. Reference is made to Note 4(b)(3).

     The gain on sale of interest in investment property for the year ended December 31, 1995 is due to the sale of the Partnership's interest in the Garret Mountain venture in January 1995 and the sale of the Partnership's remaining interest in First Interstate in December, 1995. Reference is
made to Notes 7(d) and 3(b).    The gain on sale or disposition of
investment properties for 1994 is related to the sales of the Silvermine Apartments and a portion of the Partnership's interest in First Interstate.

Reference is made to Notes 7(c) and 3(b). The gain on sale or disposition of investment properties for 1993 is related to the sales of the Double Tree Apartment Complex and the Partnership's interest in the Frontier Mall Venture and to the lenders obtaining legal title to the Union Plaza Office Building. Reference is made to Notes 7(a), 7(b) and 4(b)(3).


     The extraordinary item for 1994 relates to a prepayment penalty and the amortization of deferred costs related to the retirement of the mortgage note secured by the Silvermine Apartments upon the sale of the property. Reference is made to Note 7(c).


INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

                             INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Operations, years ended December 31,
  1995, 1994 and 1993

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - X and consolidated ventures at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.
Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                     KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1996



                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31, 1995 AND 1994

                                            ASSETS
                                            ------
                                                                   1995            1994
                                                               ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . .   $ 14,795,994     23,719,647
  Short-term investments (note 1). . . . . . . . . . . . . .          --         3,120,977
  Rents and other receivables. . . . . . . . . . . . . . . .        257,286        486,909
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . .         89,230         58,984
                                                                -----------    -----------
          Total current assets . . . . . . . . . . . . . . .     15,142,510     27,386,517
                                                                -----------    -----------
Investment properties, at cost (notes 2 and 3) - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,035,308      4,131,489
  Buildings and improvements . . . . . . . . . . . . . . . .     23,778,556     33,306,914
                                                                -----------    -----------
                                                                 26,813,864     37,438,403
  Less accumulated depreciation. . . . . . . . . . . . . . .     15,499,705     18,745,887
                                                                -----------    -----------
          Total investment properties,
            net of accumulated depreciation. . . . . . . . .     11,314,159     18,692,516
                                                                -----------    -----------
Investment in unconsolidated ventures, at equity (note 1). .      1,217,075      2,769,146
Deferred expenses. . . . . . . . . . . . . . . . . . . . . .         81,272        431,095
Accrued rents receivable . . . . . . . . . . . . . . . . . .        371,497        483,016
                                                                -----------    -----------
                                                                $28,126,513     49,762,290
                                                                ===========    ===========



                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                   1995            1994
                                                                -----------    -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . .    $ 5,464,428     12,621,045
  Accounts payable . . . . . . . . . . . . . . . . . . . . .        323,991        552,291
  Accrued interest . . . . . . . . . . . . . . . . . . . . .      3,519,734      3,180,147
  Accrued real estate taxes. . . . . . . . . . . . . . . . .        358,207        441,696
                                                                -----------    -----------
          Total current liabilities. . . . . . . . . . . . .      9,666,360     16,795,179
Tenant security deposits . . . . . . . . . . . . . . . . . .         77,818         84,128
Investment in unconsolidated ventures, at equity (note 1). .          --         5,370,037
Long-term debt, less current portion (note 4). . . . . . . .     11,510,916     12,391,857
                                                                -----------    -----------

Commitments and contingencies (notes 3, 4 and 8)

          Total liabilities. . . . . . . . . . . . . . . . .     21,255,094     34,641,201

Venture partners' subordinated equity in ventures (note 3) .      4,849,130      5,311,743
Partners' capital accounts (deficits) (note 5):
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . .          1,000          1,000
     Cumulative net losses . . . . . . . . . . . . . . . . .     (4,483,318)    (4,471,087)
     Cumulative cash distributions . . . . . . . . . . . . .       (959,942)      (928,694)
                                                                -----------    -----------
                                                                 (5,442,260)    (5,398,781)
                                                                -----------    -----------
  Limited partners:
     Capital contributions, net of offering costs. . . . . .     90,049,709     90,049,709
     Cumulative net losses . . . . . . . . . . . . . . . . .    (13,601,461)   (18,607,246)
     Cumulative cash distributions . . . . . . . . . . . . .    (68,983,699)   (56,234,336)
                                                                -----------    -----------
                                                                  7,464,549     15,208,127
                                                                -----------    -----------
          Total partners' capital accounts . . . . . . . . .      2,022,289      9,809,346
                                                                -----------    -----------

                                                                $28,126,513     49,762,290
                                                                ===========    ===========

                 See accompanying notes to consolidated financial statements.


                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995           1994           1993
                                               ------------   ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .   $  4,778,321      8,284,677      8,977,099
  Interest income. . . . . . . . . . . . . .        955,786        713,362        691,074
                                               ------------   ------------   ------------

                                                  5,734,107      8,998,039      9,668,173
                                               ------------   ------------   ------------
Expenses:
  Mortgage and other interest. . . . . . . .      1,806,279      3,108,450      4,558,845
  Depreciation . . . . . . . . . . . . . . .        621,708      1,173,001      1,826,311
  Property operating expenses. . . . . . . .      2,832,486      4,018,407      5,433,301
  Professional services. . . . . . . . . . .        300,423        294,686        271,376
  Amortization of deferred expenses. . . . .          9,171        207,632        289,712
  Management fees to corporate general
    partner (note 9) . . . . . . . . . . . .         52,081         41,669         41,669
  General and administrative . . . . . . . .        309,795        251,037        262,178
  Provision for value impairment (note 4(b)(5))       --             --           785,084
                                               ------------   ------------   ------------
                                                  5,931,943      9,094,882     13,468,476
                                               ------------   ------------   ------------

     Operating earnings (loss) . . . . . . .       (197,836)       (96,843)    (3,800,303)

Partnership's share of operations of
  unconsolidated ventures
  (notes 1, 3 and 10). . . . . . . . . . . .     (1,875,002)      (563,775)      (429,451)
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . .            635         10,250        522,333
                                               ------------   ------------   ------------

     Net operating earnings (loss) . . . . .     (2,072,203)      (650,368)    (3,707,421)



                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                   1995           1994           1993
                                               ------------   ------------   ------------

Gain on sale or disposition of
  investment properties or interest in
  investment property, net of venture
  partner's gain of $1,297,406
  in 1994 and $2,048,668 in 1993
  (notes 4(b) and 7) . . . . . . . . . . . .      7,065,757     11,122,225     10,367,072
                                               ------------   ------------   ------------

     Net earnings (loss) before
       extraordinary items . . . . . . . . .      4,993,554     10,471,857      6,659,651

     Extraordinary item, net of
       venture partners' share of
       $146,856 (note 7(c)). . . . . . . . .          --          (146,856)         --
                                               ------------   ------------   ------------

     Net earnings (loss) . . . . . . . . . .   $  4,993,554     10,325,001      6,659,651
                                               ============   ============   ============

     Net earnings (loss) per
       limited partnership
       interest (note 1):
         Net operating earnings (loss) . . .   $    (19.89)          (6.24)        (35.59)
         Gain on sale or disposi-
           tion of investment
           properties, net . . . . . . . . .          69.95         110.11         102.63
         Extraordinary item,
           net . . . . . . . . . . . . . . .          --             (1.41)         --
                                               ------------   ------------   ------------

                                               $      50.06         102.46          67.04
                                               ============   ============   ============





                 See accompanying notes to consolidated financial statements.


                             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                            YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                 GENERAL PARTNERS                                     LIMITED PARTNERS
                ------------------------------------------------    ---------------------------------------------------
                                                          CONTRI-
                                                          BUTIONS
                       NET                                NET OF      NET
            CONTRI-  EARNINGS    CASH                    OFFERING   EARNINGS     CASH
            BUTIONS   (LOSS) DISTRIBUTIONS    TOTAL       COSTS      (LOSS)  DISTRIBUTIONS  TOTAL
            ------- ---------------------------------- ----------- -----------------------------------
Balance
 (deficit)
 December 31,
 1992. . . . $1,000(4,505,794)   (878,692) (5,383,486) 90,049,709 (35,557,191)(50,834,110) 3,658,408

Net earnings
 (loss)
 (note 5). .   --      (44,626)      --       (44,626)       --     6,704,277       --    6,704,277
Cash distribu-
 tions ($15.00
 per limited
 partnership
 interest) .   --        --       (25,001)    (25,001)      --          --     (1,500,075)(1,500,075)
             -----------------   --------  ----------  ---------- ----------- ----------------------
Balance
 (deficit)
 December 31,
 1993. . . .  1,000 (4,550,420)  (903,693) (5,453,113) 90,049,709 (28,852,914)(52,334,185)8,862,610



                             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                                 GENERAL PARTNERS                                    LIMITED PARTNERS
                ------------------------------------------------    ---------------------------------------------------
                                                          CONTRI-
                                                          BUTIONS
                       NET                                NET OF      NET
            CONTRI-  EARNINGS    CASH                    OFFERING   EARNINGS     CASH
            BUTIONS   (LOSS) DISTRIBUTIONS    TOTAL       COSTS      (LOSS)  DISTRIBUTIONS  TOTAL
            ------- ---------------------------------- ----------- -----------------------------------
Net earnings
 (note 5). .   --       79,333      --         79,333       --     10,245,668       --   10,245,668
Cash distribu-
 tions ($39.00
 per limited
 partnership
 interest) .   --        --       (25,001)    (25,001)      --          --     (3,900,151)(3,900,151)
             -----------------   --------  ----------  ---------- ----------- ----------------------
Balance
 (deficit)
 December 31,
 1994. . . .  1,000 (4,471,087)  (928,694) (5,398,781) 90,049,709 (18,607,246)(56,234,336)15,208,127

Net earnings
 (loss)
 (note 5). .   --      (12,231)      --       (12,231)      --      5,005,785       --    5,005,785
Cash distribu-
 tions ($127.50
 per limited
 partnership
 interest) .   --        --       (31,248)    (31,248)      --          --    (12,749,363)(12,749,363)
             -----------------   --------  ----------  ---------- ----------- ----------------------
Balance
 (deficit)
 December 31,
 1995. . . . $1,000 (4,483,318)  (959,942) (5,442,260) 90,049,709 (13,601,461)(68,983,699)7,464,549
             =================   ========  ==========  ========== =========== ======================



                    See accompanying notes to consolidated financial statements.


                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                    1995          1994           1993
                                                -----------    -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . .  $ 4,993,554     10,325,001      6,659,651
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation . . . . . . . . . . . . . . .      621,708      1,173,001      1,826,311
    Amortization of deferred expenses. . . . .        9,171        207,632        289,712
    Extraordinary item, net of venture partners'
      share (notes 4(b)(3) and 7(a)) . . . . .        --           146,856          --
    Long-term debt - deferred accrued interest        --             --           420,883
    Partnership's share of operations of
      unconsolidated ventures. . . . . . . . .    1,875,002        563,775        429,451
    Venture partners' share of ventures'
      operations . . . . . . . . . . . . . . .         (635)       (10,250)      (522,333)
    Provision for value impairment . . . . . .        --             --           785,084
    Gain on sale or disposition of
      investment properties, net of venture
      partner's share (notes 4(b) and 7) . . .   (7,065,757)   (11,122,225)   (10,367,072)
  Changes in:
    Rents and other receivables. . . . . . . .      (27,887)      (113,103)       163,048
    Escrow deposits. . . . . . . . . . . . . .      (54,716)       149,379        215,393
    Accrued rents receivable . . . . . . . . .      (15,558)       (91,667)       (88,501)
    Accounts payable . . . . . . . . . . . . .      (27,667)      (143,608)        24,074
    Accrued interest . . . . . . . . . . . . .      633,023        810,180        691,323
    Accrued real estate taxes. . . . . . . . .      (83,489)      (417,870)        43,311
    Tenant security deposits . . . . . . . . .       59,018        (38,559)       (69,481)
                                                -----------    -----------    -----------
          Net cash provided by
            operating activities . . . . . . .      915,767      1,438,542        500,854
                                                -----------    -----------    -----------



                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    1995          1994           1993
                                                -----------    -----------    -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . .    3,120,977     14,483,890     (4,143,403)
  Additions to investment properties . . . . .     (237,719)      (546,394)      (570,823)
  Cash proceeds from sale of investment
    properties, net of selling expenses. . . .       50,000      1,631,512      4,330,607
  Cash proceeds from prepayment of note
    receivable (note 7(d)) . . . . . . . . . .      225,000          --             --
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . .       22,500     11,058,159        353,633
  Writeoff of deferred expenses. . . . . . . .       85,835          --             --
  Payment of deferred expenses . . . . . . . .      (81,272)      (187,521)      (200,019)
                                                -----------    -----------    -----------
          Net cash provided by (used in)
            investing activities . . . . . . .    3,185,321     26,439,646       (230,005)
                                                -----------    -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . .     (244,130)      (343,606)      (313,424)
  Venture partner's contributions to venture .        --            31,302        117,407
  Distributions to venture partners. . . . . .        --          (578,460)       (44,000)
  Distributions to limited partners. . . . . .  (12,749,363)    (3,900,151)    (1,500,075)
  Distributions to general partners. . . . . .      (31,248)       (25,001)       (25,001)
                                                -----------    -----------    -----------
          Net cash used in
            financing activities . . . . . . .  (13,024,741)    (4,815,916)    (1,765,093)
                                                -----------    -----------    -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . .   (8,923,653)    23,062,272     (1,494,244)

          Cash and cash equivalents,
            beginning of year. . . . . . . . .   23,719,647        657,375      2,151,619
                                                -----------    -----------    -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . .  $14,795,994     23,719,647        657,375
                                                ===========    ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. .  $ 1,173,256      2,298,270      1,876,197
                                                ===========    ===========    ===========



                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    1995          1994           1993
                                                -----------    -----------    -----------

  Non-cash investing and financing activities:
    Disposition of investment properties (note 4(b)):
      Balance due on long-term debt canceled . $      --             --        18,556,048
      Balance due on long-term debt -
        deferred accrued interest canceled . .        --             --         1,151,206
      Accrued interest expense on accelerated
        long-term debt . . . . . . . . . . . .        --             --         2,774,579
      Reduction of investment properties . . .        --             --       (15,510,251)
      Reduction of deferred expenses . . . . .        --             --          (279,694)
                                                -----------    -----------    -----------
          Non-cash gain recognized due to
            lender realizing upon security .    $     --             --         6,691,888
                                                ===========    ===========    ===========
    Sale of investment properties (note 7):
      Total sales proceeds, net of
        selling expenses . . . . . . . . . . .  $     --         5,610,644     13,152,621
      Prepayment penalty . . . . . . . . . . .        --          (153,865)         --
      Principal balance due on mortgage payable       --        (3,825,267)    (8,382,042)
      Accrued interest due on mortgage payable        --             --          (439,972)
                                                -----------    -----------    -----------
          Cash proceeds from sale of investment
            properties, net of selling expenses $     --         1,631,512      4,330,607
                                                ===========    ===========    ===========
    Sale of interest in investment property
     (notes 4 and 7(d)):
      Gain on sale of interest in investment property$ 1,350,289     --             --
      Basis of interest in investment property   (1,075,289)         --             --
      Note receivable (collected in April 1995)    (225,000)         --             --
                                                -----------    -----------    -----------
          Cash proceeds from sale of interest
            in investment property . . . . . .  $    50,000          --             --
                                                ===========    ===========    ===========






                 See accompanying notes to consolidated financial statements.


          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993



(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures (note 3), Holly Pond Associates ("Holly Pond"), Sunrise Brownsville Associates, Ltd. ("Sunrise"), Garret Mountain Office Center Associates I ("Garret Mountain"), Victoria Apartments Partnership ("Victoria"), Energy Plaza Associates Limited Partnership ("Energy Plaza") (note 4(b)(3)) and Greenway Associates ("Greenway"). The effect of all transactions between the Partnership and the ventures has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Carlyle Seattle Associates ("Carlyle Seattle"), Carlyle Frontier Associates ("Carlyle/Frontier") (note 7(b)) and Greenway Tower Joint Venture ("Greenway Tower"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle Seattle and Carlyle Seattle's venture, Wright-Carlyle Seattle ("First Interstate"), Carlyle/Frontier and Carlyle/Frontier's venture, Frontier Mall Associates or Greenway's venture, Greenway Tower.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:




                                            1995                            1994
                           -------------------------------- ------------------------------
                                                 TAX BASIS
                                 GAAP BASIS     (UNAUDITED)     GAAP BASIS      TAX BASIS
                                ------------    -----------    ------------    -----------
Total assets . . . . . . . . .   $28,126,513     21,192,781     49,762,290     35,923,186
Partners' capital accounts
 (deficit) (note 5):
    General partners . . . . .    (5,442,260)      (979,448)    (5,398,781)    (2,035,241)
    Limited partners . . . . .     7,464,549     17,667,759     15,208,127     29,647,531
Net earnings (loss) (note 5):
    General partners . . . . .       (12,231)     1,087,042         79,333      1,256,988
    Limited partners . . . . .     5,005,785        769,592     10,245,668     22,561,974
Net earnings per limited
 partnership interest. . . . .         50.06           7.70         102.46         225.63
                                ============     ==========     ==========   ============




     The net earnings per limited partnership interest is based upon the Interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classification specified in the pronouncement. Partner-ship distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these financial statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($13,503,187 at December 31, 1995 and $23,385,955 at December 31, 1994) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of leasing fees incurred in connection with procuring tenants and loan fees incurred in connection with the acquisition of the properties. Deferred leasing fees are amortized using the straight-line method over the terms stipulated in the related agreements. Deferred loan fees are amortized over the related loan periods.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, rental income is accrued for the full period of occupancy on a straight-line basis.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt secured by the Holly Pond investment property was in default at December 31, 1995 and the lender subsequently realized upon its security and took title to the property in January 1996 (note 4(b)(2)). Accordingly, the Partnership considers the computation of SFAS 107 value on such debt to be impracticable. The remaining debt, with a carrying balance of $11,778,943, has been calculated to have an SFAS 107 value of $12,134,226 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. (See note 4.) The Partnership has no other significant financial instruments.





     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to Partners.


(2)  INVESTMENT PROPERTIES

     The Partnership originally acquired, either directly or through joint ventures (note 3), six apartment complexes, four shopping centers, ten office buildings and one office/warehouse center. Eighteen properties have been sold or disposed by the Partnership. All of the Partnership's remaining property investments were operating at December 31, 1995. In addition, the Holly Pond investment property was disposed in January 1996 (note 4(b)(2)). The cost of the investment properties represents the total cost to the Partnership and its ventures plus miscellaneous acquisition costs.

     Depreciation on the operating properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified as "to be disposed of" would no longer be depreciated. Adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of carrying value and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There would be no assurance that any estimated fair value of these assets would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     Under the current impairment policy, provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The amount of any such impairment loss recognized by the Partnership is limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. Accordingly, due to the uncertainty of the Partnership's ability to recover the net carrying value of the Greenway Tower Office Building through future operations or sale over its revised expected holding period, the Greenway Tower venture made a provision for value impairment of such investment property of $1,300,000 at September 30, 1995 (note 4(b)(4)). An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain (comprised of gain on extinguishment of debt and gain or loss on sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership will adopt SFAS 121 as required in the first quarter of 1996. Based upon the Partnership's current assessment of the full impact of adopting SFAS 121, due to the lender taking title to the Holly


Pond Office Center in 1996, it is expected that in the first quarter of 1996 the Partnership will provide a provision for value impairment of approximately $3,300,000 and an extraordinary gain for extinguishment of indebtedness of approximately $7,600,000. It is not anticipated that any other significant provisions for value impairment would be required for the properties owned by the Partnership or by the Partnership's unconsolidated venture in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

     All remaining investment properties are pledged as security for the long-term debt (note 4), for which there is no recourse to the Partnership.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership originally entered into eighteen joint venture agreements of which the Partnership's interest in fifteen have been sold or terminated. Pursuant to such venture agreements, the Partnership made capital contributions aggregating $79,625,550 through December 31, 1995. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The venture properties have been financed under various long-term debt arrangements (note 4).

     During 1995, 1994 and 1993, one, two and two, respectively, of the ventures' properties produced net cash receipts. In addition, the Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures. In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, substantially all profits or losses are allocated to the partners in accordance with their respective economic interests.

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

     (b)  Carlyle Seattle

     On December 1, 1994 and December 15, 1995, Carlyle Seattle sold 49.95% and 50.05%, respectively, of its interest in First Interstate as described below.

     During 1982, the Partnership acquired, through a joint venture ("First Interstate") between an affiliated joint venture ("Carlyle Seattle") described below and the developer, an office building in Seattle, Washington. Carlyle Seattle is a joint venture between the Partnership and Carlyle Real Estate Limited Partnership-XII ("C-XII"), an affiliated partnership sponsored by the Corporate General Partner of the Partnership. Under the terms of the First Interstate venture agreement, Carlyle Seattle made initial cash contributions aggregating $30,000,000.



     The terms of the Carlyle Seattle venture agreement provided that all the capital contributions were to be made in the proportion of 26.7% by the Partnership and 73.3% by C-XII. The initial required contribution by the Partnership to the Carlyle Seattle venture was $10,125,000. The Carlyle Seattle venture agreement further provides that all of the venture's share of First Interstate's annual cash flow, sale or refinancing proceeds, operating profits and losses, and tax items will be allocated 26.7% to the Partnership and 73.3% to C-XII.

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

     In connection with the sale transaction, the First Interstate Venture Agreement was amended to convert Carlyle Seattle's remaining general partnership interest to a limited partnership interest. Additionally, the amendment states that no profits, income or gain was to be allocable to Carlyle Seattle except to the extent that Carlyle Seattle received distributions from First Interstate and operating losses were to be allocated to the extent of Carlyle Seattle's positive capital account balance and thereafter at 25.025%. The amended Venture Agreement provided that any distributions to Carlyle Seattle were subordinate to the joint venture partner's preferred return (as defined). No distributions were made to Carlyle Seattle from operations subsequent to the initial sale transaction. Additionally, effective December 1, 1994 and through the final disposition date, the equity method of accounting was applied with respect to Carlyle Seattle's interest in First Interstate as Carlyle Seattle's interest decreased to less than 50% and was converted to a limited partnership interest.

     In May 1994, Carlyle Seattle executed an agreement which granted an option to sell its interest in First Interstate to the unaffiliated venture partner. The agreement provided for the purchase of 49.95% of Carlyle Seattle's interest by October 17, 1994 (for which Carlyle Seattle received a non-refundable deposit of $500,000 on June 30, 1994 and which was subsequently extended until December 22, 1994 with the receipt of an additional $500,000 on September 22, 1994) with an option for the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest between one year and two years after the sale closing date. On December 1, 1994 (initial sale transaction closing), Carlyle Seattle received (from the unaffiliated joint venture partner) $20,276,000 in cash (less non-refundable deposits as described above) for 49.95% of its interest. The unaffiliated venture partner paid $5,000,000 cash for the option of the unaffiliated venture partner to purchase the remaining 50.05% of Carlyle Seattle's interest in First Interstate. Additionally, the unaffiliated venture partner loaned Carlyle Seattle $15,000,000 (bearing interest at a rate of 9% per annum with accrued interest and unpaid principal due on January 1, 1997) which was secured by the remaining 50.05% of Carlyle Seattle's interest in First Interstate. The exercise price for the remaining 50.05% interest was to be $21,350,000 if the purchase option was exercised on or before December 22, 1995 and increasing 7% per annum thereafter until the termination of the option period. The $5,000,000 option purchase price and the balance of unpaid principal and accrued interest on the $15,000,000 Carlyle Seattle loan could be applied toward the exercise price. In connection with the sale transaction, the First Interstate joint venture agreement was amended to cause the joint venture to be converted to a limited partnership in which Carlyle Seattle was the sole limited partner and the unaffiliated venture partner was the sole general partner. The Partnership's share of proceeds from this transaction was approximately $10,754,000. Carlyle Seattle recognized a gain of $34,583,869 (of which the Partnership's share was $9,373,572) for financial reporting purposes in 1994 and a gain of $83,565,440 (of which the Partnership's share was $22,340,642) for Federal income tax purposes in 1994.

     On December 15, 1995, the unaffiliated venture exercised its option to purchase the Partnership's remaining 50.05% interest in Carlyle Seattle for $21,350,000. The exercise price was satisfied by applying the $5,000,000 option purchase price paid at the initial closing and applying the balance of unpaid principal ($15,000,000) and accrued interest ($1,406,250) on the Carlyle Seattle loan. Therefore, there are no additional cash proceeds from the sale of Carlyle Seattle's remaining 50.05% interest. As a result of this transaction, Carlyle Seattle realized a gain on sale of approximately $21,406,000 for financial reporting purposes of which the Partnership's share is approximately $5,715,000.

     The office building was managed by an affiliate of the First
Interstate joint venture partner for a fee computed at 2% of base and percentage rents.

     (c)  Greenway

     In September 1987, Greenway entered into an agreement with an additional venture partner to form a new venture, Greenway Tower. The terms of the Greenway Tower agreement called for contributions of the property, subject to the original first mortgage loan, plus $525,000 by Greenway and $525,000 by the additional venture partner. Profits and losses were allocated 50% to Greenway and 50% to the additional venture partner. Net cash flow and net sale or refinancing proceeds (as defined) would have generally be distributed 50% to Greenway and 50% to the additional venture partner. In October 1992, the Greenway Tower venture refinanced the outstanding debt secured by the property through a discounted payment (note 4(b)(4)). Pursuant to the replacement financing, the Greenway Tower venture agreement was amended to reflect a 45% interest for Greenway and 55% interest for the additional venture partner.

     In conjunction with the formation of Greenway Tower, management responsibilities were assumed in September 1987 by an affiliate of the additional venture partner for a fee based on a percentage of gross receipts.

     (d)  Park Place

     In April 1986, as a result of defaults by the venture partner in its obligations under the joint venture partnership and related agreements, the venture partner transferred its interest in the joint venture to the Partnership and the two individual principals of the venture partner signed non-interest bearing promissory notes in the aggregate amount of $1,000,000 payable to the joint venture on April 24, 1991. The notes had not been recorded in the accompanying consolidated financial statements due to the unlikelihood of their collection. The Partnership obtained judgments against the makers of the notes aggregating $1,024,000 for which enforcement was pursued. However, it was unlikely the Partnership would be able to collect fully upon these judgements as it was uncertain whether these individuals had sufficient assets to satisfy the judgments in whole or in part. During 1995, the Partnership received $30,000 and title to a certain parcel of residential real estate as settlement of such judgements.

The residential real estate is currently being marketed for sale but no amounts have been reflected in the accompanying consolidated financial statements due to the uncertainty of their realization.



(4)  LONG-TERM DEBT

     (a)  Long-term debt of the Partnership and its consolidated ventures consists of the following at
December 31, 1995 and 1994:
                                                                     1995          1994
                                                                 -----------   -----------
11-1/2% mortgage note; secured by the Holly Pond
  office building in Stamford, Connecticut; payable in
  monthly installments of $53,009, (including interest)
  subject to call on June 1, 1997 when the remaining
  balance was scheduled to be payable; satisfied in
  full in 1996 by the lender realizing upon its security
  interest in the property; see note 4(b)(2) . . . . . . . .     $ 5,196,401     5,196,401

9-3/8% mortgage note; secured by the Sunrise Mall
  shopping center in Brownsville, Texas; payable in
  monthly installments of $113,415 (including interest)
  until January 1, 2001 when the remaining balance of
  $10,149,489 is payable . . . . . . . . . . . . . . . . . .      11,778,943    12,023,073

12-5/8% mortgage note; secured by the Garret Mountain
  office building in West Paterson, New Jersey;
  payable in monthly installments of $81,983
  (including interest); assumed in 1995 by the
  venture partner at the date of sale of the
  Partnership's interest in the Garret Mountain
  venture; see note 4(b)(5)  . . . . . . . . . . . . . . . .          --         7,108,514

8% second mortgage note; secured by the Garret Mountain
  office building in West Paterson, New Jersey;
  payable in monthly installments of interest and
  monthly principal payments of $1,000 until April 30,
  1994 and $6,000 thereafter; assumed in 1995 by the
  venture partner at the date of sale of the
  Partnership's interest in the Garret Mountain
  venture; see note 4(b)(5). . . . . . . . . . . . . . . . .          --           684,914
                                                                 -----------   -----------
     Total debt. . . . . . . . . . . . . . . . . . . . . . .      16,975,344    25,012,902
     Less current portion of long-term debt. . . . . . . . .       5,464,428    12,621,045
                                                                 -----------   -----------
     Total long-term debt. . . . . . . . . . . . . . . . . .     $11,510,916    12,391,857
                                                                 ===========   ===========



     Five year maturities of long-term debt are as follows:

                  1996 . . . . . . . .   $ 5,464,428
                  1997 . . . . . . . .       294,263
                  1998 . . . . . . . .       323,066
                  1999 . . . . . . . .       354,960
                  2000 . . . . . . . .       389,409
                                         ===========

     (b)  Modifications/Refinancings

       (1)  Double Tree Apartments

     During 1987, the wrap-around mortgage note secured by Double Tree Apartments located in El Paso, Texas was modified, and this modification was further extended in 1990 to April 1, 1992 when the entire unpaid balance of the note plus any previously deferred interest was due. In September 1992, the underlying mortgage note holder agreed to extend the maturity date by one year to April 1, 1993 with monthly installments of principal and interest in the amount of $43,532 based on a 10.5%, 15-year amortization retroactive to April 1, 1992. An agreement to extend the wrap-around mortgage note maturity by one year to April 1, 1993 was also obtained and was retroactive to April 1, 1992. In addition, beginning April 1, 1992, the Partnership had been required to remit monthly installments of principal in the amount of $4,482 to the wrap-around mortgage note holder. Debt service payments were ceased, beginning April 1, 1992, in conjunction with the modification negotiations, but payments were remitted in full upon the finalization of the extension agreement. The Partnership had initiated discussions with the note holders to extend further the terms of the loans and, in addition, the Partnership had been pursuing other financing alternatives. The Partnership continued to pay debt service in accordance with the previously modified terms until the property was sold in March 1993 (note 7(a)).

       (2)  Holly Pond Office Center

     The Holly Pond venture ceased making debt service payments, effective August 1, 1990, on the long-term, non-recourse mortgage note secured by Holly Pond Office Center located in Stamford, Connecticut and sought a modification of the note terms. In November 1991, the lender posted the property for acceleration of the mortgage and commenced proceedings to obtain title to the property. In conjunction with the lender's actions, it came to the venture's attention that there were traces of petroleum-based contaminant evident in a sump well located in the garage. The venture's initial environmental investigation indicated that, although some contamination was located on the property, the cause of the problem was most likely a result of certain activities of the owner of a neighboring land parcel. The Partnership notified the owner of the neighboring land parcel and had subsequently initiated litigation regarding the responsibility for the clean-up of the contaminant ("Environmental Action"). As a result, the lender suspended its efforts to obtain title to the property pending the results of the venture's investigation and litigation. Although the Partnership believed the owner of the neighboring parcel would ultimately bear financial responsibility for the clean-up, the Partnership had accrued $21,600 for potential future costs related to the clean-up. Such accrual is reflected in accounts payable in the accompanying 1995 and 1994 consolidated balance sheets. Because the venture had been unable to secure debt service relief, the Partnership had decided, based upon current and anticipated future market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit any additional amounts to the property. During January 1996, the lender realized upon its security in the property and, therefore, the Partnership will recognize a net gain for financial reporting and a gain for Federal income tax purposes without any corresponding distributable proceeds in 1996. As part of the property turnover, the Partnership assigned to the lender or its assignee the right to proceed with the Environmental Action and obtained from the lender release of liability associated with the above described environmental condition. The loan has been classified at December 31, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.

       (3)  Union Plaza Office Building

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

       (4)  Greenway

     In October 1992, the Greenway Tower venture refinanced the first and second mortgage notes (with outstanding balances at the date of refinancing of approximately $14,255,000 and satisfied in full through a discounted payment of $6,050,000) with a new first mortgage note of $9,000,000. The initial advance of the note was $5,750,000 and allows for additional advances of up to $3,250,000 for approved tenant improvements, leasing commissions, interest advances, capital improvements and under certain circumstances borrower equity repayments. As of December 31, 1995, the balance of the note is $7,613,650 and $1,386,350 is available for future advances. Such replacement financing matures October 31, 1999 and requires monthly installments of interest equal to the "Contract Interest Rate", computed as 3.75% per annum in excess of the lender's composite commercial paper rate (approximately 9.58% and 9.09% at December 31, 1995 and 1994, respectively). To the extent such rate exceeds 9% in year one, 9.5% in year two, 10% in years three and four and 10.5% in years five through seven ("Applicable Base Percentage Rate"), the venture may defer the difference for a given month provided that the total interest deferred does not exceed 10% of the existing loan balance. Any deferred interest is due when and to the extent that in any one month the Contract Index Rate is less than the Applicable Base Percentage Rate along with the existing principal balance upon maturity of the loan. In addition, the lender participates in 50% of the net cash flow from the property as well as in 50% of any net proceeds resulting from the sale of the property. As of December 31, 1995, no such excess cash flow or sale proceeds participation has been paid or accrued by Greenway. In order to secure the replacement financing, the venture has been required to make a capital contribution of $635,574 ($286,008 of which was paid by the Partnership); however, portions of this contribution may be refunded to the venture. Through December 31, 1995, the Partnership has received a partial refund of approximately $261,000 (including interest) of its original contribution.

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

     (5)  Garret Mountain Office Center

     The Garret Mountain venture approached the first mortgage lender in an effort to negotiate debt service relief on the 12-5/8% first mortgage note secured by the Garret Mountain Office Center in West Paterson, New Jersey. Effective November 1, 1993, the venture began making cash flow debt service payments. The venture remitted cash flow from the property to the first mortgage lender through March 1994, at which time an agreement was reached whereby reduced monthly payments were submitted while negotiations continued. The venture was unable to finalize a modification of the debt with the first mortgage lender and subsequently reached an agreement with another mortgage lender to retire the first and second mortgage notes with a new first mortgage note. As a result of the uncertainty of the outcome of the lender negotiations, there was uncertainty as to the Partnership's ability to recover the net carrying value of the Garret Mountain Office Center through future operations or sale. Accordingly, the Partnership recorded a provision for value impairment of $785,084 as of December 31, 1993 to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse debt. The first mortgage loan had been classified at December 31, 1994 as a current liability in the accompanying consolidated balance sheets and was assumed by the venture partner at sale of the Partnership's interest (note 7(d)).

     In October 1989, the venture obtained a short-term (one year) second mortgage in the amount of $1,000,000 secured by the Garret Mountain Office Center, located in West Paterson, New Jersey, and the venture. The second mortgage was subsequently extended to September 1, 1991, August 1, 1992, August 1, 1993 and July 31, 1996. The second mortgage balance as of December 31, 1994 was $684,913. The second mortgage was payable in monthly installments of interest at the rate of 8% along with monthly payments of principal of $1,000 through April 30, 1994 and $6,000 thereafter until maturity and was classified as long-term debt, less current portion as of December 31, 1994 and was assumed by the venture partner at sale of the Partnership's interest.

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

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the third calendar quarter of 1981. The Limited Partners have not received cash distributions to satisfy these requirements.

     In addition, the Partnership Agreement generally provides that notwithstanding any allocation contained in the Agreement, if, at any time profits are realized by the Partnership, any current or anticipated event would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. A portion of the 1995, 1994 and 1993 Partnership gains for Federal income tax purposes were reallocated to the General Partners in accordance with this provision. In general, the effect of this provision is to allow the deferral of recognition of taxable gain to the Limited Partners.


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

     An affiliate of the General Partners of the Partnership manages the Sunrise Mall in Brownsville, Texas. Management fees are calculated at a percentage of the certain gross revenues from the property.


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

     (b)  Carlyle Frontier

     During October 1993, the Partnership and an affiliate (Carlyle Real Estate Limited Partnership - IX, a partnership sponsored by the General Partners) sold through Carlyle/Frontier their interests in Frontier Mall Associates, L.P. representing a total of a 70% interest in the Frontier Mall property, to the Carlyle/Frontier's unaffiliated joint venture partner.

     The sale price of the Partnership's indirect 35% interest in Frontier Mall was $7,825,030 consisting of $3,500,000 in cash (before costs of sale and prorations) and $4,325,030 represented by the Partnership's 35% portion of the first mortgage note. As a result of the sale, the Partnership recognized in 1993 a gain of $3,652,935 for financial reporting purposes and $5,825,970 for Federal income tax purposes.

     (c)  Silvermine Apartments

     On November 29, 1994, the Partnership through its venture, Victoria Apartments Partnership, sold the land, buildings, related improvements and personal property of the Silvermine Apartments, located in Victoria, Texas, to an unaffiliated buyer. The sales price was $5,750,000. After retirement of the related mortgage note, payment of a mortgage prepayment fee, closing costs and prorations, cash proceeds from the sale was $1,635,663, of which the Partnership received $1,143,216. As a result of the sale, the Partnership recognized a net gain of $1,601,796 (comprised of a gain on sale of investment property of $1,748,652 and an extraordinary loss of $146,856 due to the prepayment fee and the retirement of deferred expenses related to the mortgage note for financial reporting purposes, net of the venture partner's share of $1,150,550. In addition, the Partnership recognized a gain in 1994 of $3,161,480 for Federal income tax purposes.

     (d)  Garret Mountain

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

     As a result of the sale of its interest, the Partnership has recognized in 1995 a gain of $1,350,289 for financial reporting purposes and $1,631,285 for Federal income tax purposes, respectively.


(8)  LEASES - AS PROPERTY LESSOR

     At December 31, 1995, the Partnership and its consolidated ventures' principal assets are one shopping center and one office building. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned, and the cost of each of the properties, excluding the cost of land, is depreciated over their estimated useful lives. Leases with office and shopping center tenants range in original term from one to twenty-eight years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants generally provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Costs and accumulated depreciation of the leased assets are summarized as follows at December 31, 1995:

   Shopping center:
         Cost. . . . . . . . . . . . . . . $18,739,478
         Accumulated depreciation. . . . .  12,228,176
                                           -----------
                                             6,511,302
                                           -----------
   Office Buildings:
        Cost . . . . . . . . . . . . . . .   8,074,386
        Accumulated depreciation . . . . .   3,271,529
                                           -----------
                                             4,802,857
                                           -----------
        Total cost less accumulated
          depreciation . . . . . . . . . . $11,314,159
                                           ===========

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the operating leases (excluding amounts relating to the Holly Pond investment property, acquired by the lender in January 1996 (note 4(b)(2)) are as follows:

          1996 . . . . . . . . . . . .    $ 1,491,745
          1997 . . . . . . . . . . . .      1,398,694
          1998 . . . . . . . . . . . .      1,380,193
          1999 . . . . . . . . . . . .      1,356,946
          2000 . . . . . . . . . . . .      1,136,520
          Thereafter . . . . . . . . .      3,859,391
                                          -----------
                Total. . . . . . . . .    $10,623,489
                                          ===========


(9)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:




                                                                               UNPAID AT
                                                                              DECEMBER 31,
                                         1995         1994          1993         1995
                                       --------     --------      --------  --------------
Property management and
  leasing fees . . . . . . . . . .     $183,387      178,247       221,779           --
Management fees to
  corporate general partner. . . .       52,081       41,669        41,669           --
Insurance commissions. . . . . . .       13,310      (3,924)        28,343           --
Reimbursement (at cost) for
  accounting services. . . . . . .       76,361       81,796        77,323           --
Reimbursement (at cost) for
  portfolio management
  services . . . . . . . . . . . .       30,497        5,537         --              --
Reimbursement (at cost) for
  legal services . . . . . . . . .        2,906        8,768         7,103           --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses . .       71,941        4,397       133,694        35,475
                                       --------     --------      --------        ------

                                       $430,483      316,490       509,911        35,475
                                       ========     ========      ========        ======

     The above table reflects that, during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $29,774 that had not previously been reimbursed.




     Any amounts currently payable to the General Partners and their affiliate do not bear interest and are expected to be paid in future periods.

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(10)  INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for the Carlyle-Seattle venture (note 3) as of December 31, 1994 and December 31, 1995 and for the periods ended December 31, 1995 and from January 1, 1994 to November 30, 1994 follows:

                               1995           1994
                           -----------    -----------

Current assets . . . . .   $     --           806,508
Current liabilities. . .         --         1,188,103
                           -----------    -----------
    Working capital
      surplus (deficit).         --          (381,595)
                           -----------    -----------
Investment property, net         --        67,961,810
Long-term accrued rent
  receivable . . . . . .         --         5,565,673
Deferred expenses. . . .         --         4,043,450
Long-term debt . . . . .         --       (96,762,012)
Other liabilities. . . .         --        (1,780,634)
Venture partners' equity         --        16,982,833
                           -----------    -----------
    Partner's capital
      deficit. . . . . .   $     --        (4,370,475)
                           ===========    ===========
Represented by:
  Invested capital . . .   $     --         8,000,000
  Cumulative distributions       --        (1,823,523)
  Cumulative loss. . . .         --       (10,546,952)
                           -----------    -----------
                           $     --        (4,370,475)
                           ===========    ===========
Total income . . . . . .   $     --        18,644,031
                           ===========    ===========
Expenses applicable to
  operating loss . . . .   $ 1,293,750     20,625,791
                           ===========    ===========
Operating income (loss).   $(1,293,750)    (1,981,760)
                           ===========    ===========
Gain on sale . . . . . .   $21,406,250          --
                           ===========    ===========





                                                                           SCHEDULE III
                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES
                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                       DECEMBER 31, 1995


                                                     COSTS
                                                  CAPITALIZED
                             INITIAL COST TO     SUBSEQUENT TO GROSS AMOUNT AT WHICH CARRIED
                             PARTNERSHIP (A)       ACQUISITION     AT CLOSE OF PERIOD (B)
                         --------------------------------------------------------------------------
                                      BUILDINGS    LAND AND      LAND AND BUILDINGS
                                        AND      BUILDINGS AND  LEASEHOLD    AND
              ENCUMBRANCE      LAND  IMPROVEMENTSIMPROVEMENTS    INTERESTIMPROVEMENTS   TOTAL
              -----------  ------------------------------------ --------------------------------
SHOPPING CENTER:
 Brownsville,
  Texas. . . .$11,778,943    2,610,306 15,391,072      738,100   2,564,340 16,175,13818,739,478
OFFICE BUILDING:
 Stamford,
  Connecticut.  5,196,401      470,968  6,477,211    1,126,207     470,968  7,603,418 8,074,386
              -----------    --------- ----------    ---------   --------- --------------------

    Total. . .$16,975,344    3,081,274 21,868,283    1,864,307   3,035,308 23,778,55626,813,864
              ===========    ========= ==========    =========   ========= ====================



                                                               SCHEDULE III - CONTINUED
                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES
                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                       DECEMBER 31, 1995
                                                                      LIFE ON WHICH
                                                                      DEPRECIATION
                                                                       IN LATEST
                                                                      STATEMENT OF      1995
                             ACCUMULATED           DATE OF   DATE      OPERATION    REAL ESTATE
                            DEPRECIATION(E)     CONSTRUCTIONACQUIRED  IS COMPUTED      TAXES
                           ----------------     ------------------------------------------------
SHOPPING CENTER:
 Brownsville,
  Texas. . . . . . . . . . . . $12,228,176          1979      9/1/80     5-30 years     244,122
OFFICE BUILDING:
 Stamford,
  Connecticut. . . . . . . . .   3,271,529          1981    12/17/80     5-30 years     125,649
                               -----------                                              -------

    Total. . . . . . . . . . . $15,499,705                                              369,771
                               ===========                                              =======





                                                               SCHEDULE III - CONTINUED
                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES
                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                       DECEMBER 31, 1995


     (A)   The cost to the Partnership represents the initial purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

     (B)   The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was approximately $26,118,100.

     (C)   In 1993, the Partnership recorded a provision for value impairment of $785,084 (of which $753,923 was recorded as a reduction to land and building improvements).

     (D)   Reconciliation of real estate owned:


                                                     1995          1994            1993
                                                 ------------  ------------    -----------
     Balance at beginning of period. . . . . .    $37,438,403    41,464,402     72,217,171
     Additions during period . . . . . . . . .        237,719       546,394        570,823
     Reductions during period. . . . . . . . .    (10,862,258)   (4,572,393)   (30,569,669)
     Provision for value impairment. . . . . .         --             --          (753,923)
                                                  -----------   -----------    -----------

     Balance at end of period. . . . . . . . .    $26,813,864    37,438,403     41,464,402
                                                  ===========   ===========    ===========


     (E)   Reconciliation of accumulated depreciation:

     Balance at beginning of period. . . . . .    $18,745,887    19,580,695     29,365,821
     Depreciation expense. . . . . . . . . . .        621,708     1,173,001      1,826,311
     Reductions during period. . . . . . . . .     (3,867,890)   (2,007,809)   (11,611,437)
                                                  -----------   -----------    -----------

     Balance at end of period. . . . . . . . .    $15,499,705    18,745,887     19,580,695
                                                  ===========   ===========    ===========




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1995 and 1994.


                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates. Effective December 31, 1995, ABPP Associates L.P. acquired the general partnership interest in the Partnership of Realty Associates-X, L.P. ABPP Associates, L.P., continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner of the Partnership are as follows:



                                                  SERVED IN
NAME                   OFFICE                     OFFICE SINCE
- ----                   ------                     ------------

Judd D. Malkin         Chairman                   5/03/71
                       Director                   5/03/71
                       Chief Financial Officer    2/22/96
Neil G. Bluhm          President                  5/03/71
                       Director                   5/03/71
Burton E. Glazov       Director                   7/01/71
Stuart C. Nathan       Executive Vice President   5/08/79
                       Director                   3/14/73
A. Lee Sacks           Director                   5/09/88
John G. Schreiber      Director                   3/14/73
H. Rigel Barber        Chief Executive Officer    8/01/93
                       Executive Vice President   1/02/87
Glenn E. Emig          Executive Vice President   1/01/93
                       Chief Operating Officer    1/01/95
Gary Nickele           Executive Vice President   1/01/92
                       General Counsel            2/27/84
Gailen J. Hull         Senior Vice President      6/01/88
Howard Kogen           Senior Vice President      1/02/86
                       Treasurer                  1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle -IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners -II"), JMB Mortgage Partners, Ltd.- III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus"), Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd. -X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.- XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")), Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.


     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also a director of Urban Shopping Centers, Inc. an affiliate of JMB that is in the business of owing, managing and developing shopping centers and also a director of a number of investment companies advised or managed by T. Rowe Price Associates and affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993. Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1995, 1994 and 1993, the General Partners received distributions of $31,248, $25,001 and $25,001, respectively. Management fees earned by the Corporate General Partner in 1995, 1994 and 1993 were $52,081, $41,669 and $41,669, respectively. In addition, the General Partners received $1,087,042 of Partnership income in 1995. Reference is made to Note 9.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10 above.

     An affiliate of the Corporate General Partner provided property management services to the Partnership in 1995 for the Sunrise Mall. In 1995, such affiliate earned property management fees amounting to $183,387 for such services, all of which were paid as of December 31, 1995. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     The General Partners may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1995, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $71,941, of which $35,475 was unpaid at December 31, 1995.

     Additionally, the General Partners may be reimbursed for salaries, salary-related expenses and direct expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and in the operation of the Partnership's real property investments. In 1995, such costs were approximately $109,764, all of which was paid as of December 31, 1995.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The following or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

                     NAME AND
                     ADDRESS OF                     AMOUNT AND NATURE
                     BENEFICIAL                     OF BENEFICIAL                    PERCENT
TITLE OF CLASS       OWNER                          OWNERSHIP                        OF CLASS
- --------------       ----------                     -----------------                --------
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

     (b) The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                     NAME OF                        AMOUNT AND NATURE
                     BENEFICIAL                     OF BENEFICIAL                    PERCENT
TITLE OF CLASS       OWNER                          OWNERSHIP                        OF CLASS
- --------------       -----------                    -----------------                --------

Limited Partner-
  ship Interests     JMB Realty Corporation         95 Interests directly            Less than 1%

Limited Partner-
  ship Interests     Corporate General              103 Interests directly (1)       Less than 1%
                     Partner, its officers
                     and directors and the
                     Associate General
                     Partner as a group

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

              10-F. Agreement by and among The Prudential Insurance Company of America and Holly Pond Associates Limited Partnership relating to the disposition of Holly Pond Office Center dated January 16, 1996 is filed herewith

              21.   List of Subsidiaries

              24.   Powers of Attorney

              27.   Financial Data Schedule

              99.1. The Partnership's Report on Form 8-K (File No. 0-
                    9726) describing the sale of a portion of the Partnership's interest in the First Interstate Center dated March 23, 1995 is filed herewith.

              99.2. The Partnership's Report on Form 8-K (File No. 0-
                    9726) describing the sale of the Partnership's remaining interest in the First Interstate Center dated March 4, 1996 is filed herewith.

        ---------------

   (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

        (i) The Partnership's Report on Form 8-K (File No. 0-9726) for December 15, 1995 (describing the sale of the Partnership's remaining interest in First Interstate Center in Seattle Washington) was filed. This report was dated March 4, 1996.

     No annual report for the fiscal year 1995 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.



                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
           By:     JMB Realty Corporation
                   Corporate General Partner


                   GAILEN J. HULL
           By:     Gailen J. Hull
                   Senior Vice President
           Date:   March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           By:     JMB Realty Corporation
                   Corporate General Partner

                   JUDD D. MALKIN*
           By:     Judd D. Malkin, Chairman and
                   Chief Financial Officer
           Date:   March 25, 1996

                   NEIL G. BLUHM*
           By:     Neil G. Bluhm, President and Director
           Date:   March 25, 1996

                   H. RIGEL BARBER*
           By:     H. Rigel Barber, Chief Executive Officer
           Date:   March 25, 1996

                   GLENN E. EMIG*
           By:     Glenn E. Emig, Chief Operating Officer
           Date:   March 25, 1996


                   GAILEN J. HULL
           By:     Gailen J. Hull, Senior Vice President
                   Principal Accounting Officer
           Date:   March 25, 1996

                   A. LEE SACKS*
           By:     A. Lee Sacks, Director
           Date:   March 25, 1996

                   STUART C. NATHAN*
           By:     Stuart C. Nathan, Executive Vice President
                     and Director
           Date:   March 25, 1996

           *By:    GAILEN J. HULL, Pursuant to Power of Attorney


                   GAILEN J. HULL
           By:     Gailen J. Hull, Attorney-in-Fact
           Date:   March 25, 1996


          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X

                         EXHIBIT INDEX

                                       DOCUMENT
                                     INCORPORATED
                                     BY REFERENCE       PAGE
                                     ------------       ----

3-A.     Pages 6-13, 101-103, A-5
         to A-9 and A-11 to A-17
         of the Prospectus of the
         Partnership dated May 29, 1980     Yes


3-B.     Amended and Restated Agreement
         of Limited Partnership             Yes

4.       Long-term mortgage note documents
         related to the Sunrise Mall        Yes

10-A.    Acquisition documents related to
         the Sunrise Mall                   Yes

10-B.    Agreement related to Silvermine SaleYes

10-C.    Letter regarding sale of interest in
         First Interstate                   Yes

10-D.    Agreement of Limited Partnership of
         Wright Carlyle Seattle             Yes

10-E.    Documents relating to sale of Garret
         Mountain Office Center             Yes

10-F.    Agreement relating to disposition of
         Holly Pond                          No

21.      List of Subsidiaries                No

24.      Powers of Attorney                  No

27.      Financial Data Schedule             No

99.1.    Form 8-K for First
         Interstate Center for
         December 1, 1994                   Yes

99.2.    Form 8-K for First
         Interstate Center for
         December 15, 1995                  Yes