Form 10-Q
period 1996-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP X
filed 1996-05-15
CIK 314459

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996   Commission file number 0-9726




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


                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    11




PART II    OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    13

Item 5.    Other Information. . . . . . . . . . . . . . . . .    13

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    14









PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                              MARCH 31,     DECEMBER 31,
                                                                                1996           1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $    158,089     14,795,994
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .       14,216,544          --
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .          287,918        257,286
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          157,524         89,230
                                                                            ------------   ------------
       Total current assets . . . . . . . . . . . . . . . . . . . . . .       14,820,075     15,142,510
                                                                            ------------   ------------
Investment properties, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,564,340      3,035,308
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       16,304,987     23,778,556
                                                                            ------------   ------------
                                                                              18,869,327     26,813,864
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       12,314,527     15,499,705
                                                                            ------------   ------------
       Total investment properties, net of accumulated depreciation . .        6,554,800     11,314,159
                                                                            ------------   ------------
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        1,273,077      1,217,075
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           81,272         81,272
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          189,383        371,497
                                                                            ------------   ------------
                                                                            $ 22,918,607     28,126,513
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            ----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    274,358      5,464,428
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          208,810        323,991
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           91,518      3,519,734
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .           54,396        358,207
                                                                            ------------   ------------
       Total current liabilities. . . . . . . . . . . . . . . . . . . .          629,082      9,666,360
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .            8,905         77,818
Long-term debt, less current portion  . . . . . . . . . . . . . . . . .       11,439,907     11,510,916
                                                                            ------------   ------------
Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .       12,077,894     21,255,094

Venture partners' subordinated equity in ventures . . . . . . . . . . .        4,105,586      4,849,130

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (4,536,916)    (4,483,318)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (959,942)      (959,942)
                                                                            ------------   ------------
                                                                              (5,495,858)    (5,442,260)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .       90,049,709     90,049,709
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (8,835,025)   (13,601,461)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (68,983,699)   (68,983,699)
                                                                            ------------   ------------
                                                                              12,230,985      7,464,549
                                                                            ------------   ------------
       Total partners' capital accounts (deficits). . . . . . . . . . .        6,735,127      2,022,289
                                                                            ------------   ------------
                                                                            $ 22,918,607     28,126,513
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


                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   891,632      1,260,998
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .          158,837        332,867
                                                                             -----------     ----------
                                                                               1,050,469      1,593,865
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . .          307,373        498,014
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           86,351        174,365
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .          571,440        636,401
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           79,467        133,439
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .            --            17,093
  Management fees to corporate general partner. . . . . . . . . . . . .            --            10,416
  General and administrative. . . . . . . . . . . . . . . . . . . . . .          128,353         64,170
                                                                             -----------     ----------
                                                                               1,172,984      1,533,898
                                                                             -----------     ----------
        Operating earnings (loss) . . . . . . . . . . . . . . . . . . .         (122,515)        59,967
Partnership's share of operations of unconsolidated ventures. . . . . .           56,002       (114,444)
Venture partners' share of ventures' operations . . . . . . . . . . . .               85            176
                                                                             -----------     ----------
        Net operating earnings (loss) . . . . . . . . . . . . . . . . .          (66,428)       (54,301)
Gain on sale of interest in investment property . . . . . . . . . . . .            --         1,350,289
                                                                             -----------     ----------
        Net earnings (loss) before extraordinary item and
          cumulative effect of an accounting change . . . . . . . . . .          (66,428)     1,295,988

Extraordinary item - Gain on forgiveness of indebtedness. . . . . . . .        8,070,390          --
Cumulative effect of an accounting change to record value impairment. .       (3,291,124)         --
                                                                             -----------     ----------
        Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .      $ 4,712,838      1,295,988
                                                                             ===========     ==========

        Net earnings (loss) per limited partnership interest:
            Net operating earnings (loss) . . . . . . . . . . . . . . .      $      (.64)          (.52)
            Gain on sale of interest in investment property . . . . . .            --             13.37
            Extraordinary item. . . . . . . . . . . . . . . . . . . . .            79.89          --
            Cumulative effect of an accounting change . . . . . . . . .           (31.59)         --

                                                                             -----------     ----------
                                                                             $     47.66          12.85
                                                                             ===========     ==========
        Cash distributions per limited partnership interest . . . . . .      $     --            121.50
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


                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 4,712,838       1,295,988
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        86,351         174,365
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .         --             17,093
    Partnership's share of operations of unconsolidated
      ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (56,002)        114,444
    Venture partners' share of ventures' operations, extraordinary item
     and cumulative effect of an accounting change. . . . . . . . . . . . .      (700,883)           (176)
    Gain on sale of interest in investment property . . . . . . . . . . . .         --         (1,350,289)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .    (8,078,468)          --
    Cumulative effect of an accounting change . . . . . . . . . . . . . . .     4,000,000           --
 Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       (30,632)       (122,559)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (68,294)        (68,295)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        (8,125)        113,768
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .           552         133,658
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (102,323)        160,123
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        60,813          23,046
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         --               (630)
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .      (184,173)        490,536
                                                                             ------------     -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .   (14,216,544)     (3,374,092)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (129,849)        (60,686)
  Cash proceeds from sale of interest in investment property. . . . . . . .         --             50,000
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         --            (13,516)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .   (14,346,393)     (3,398,294)
                                                                             ------------     -----------

Cash flows from financing activities:
  Bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            571,094
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . .       (42,661)          --
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .       (64,678)        (58,760)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --        (12,149,392)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --             (6,250)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .      (107,339)    (11,643,308)
                                                                             ------------     -----------
        Net increase (decrease) in cash and
          cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .   (14,637,905)    (14,551,066)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    14,795,994      23,719,647
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $    158,089       9,168,581
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    510,756         337,891
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Sale of interest in investment property:
      Gain on sale of interest in investment property . . . . . . . . . . .  $      --          1,350,289
      Basis of interest in investment property. . . . . . . . . . . . . . .         --         (1,075,289)
      Note receivable (collected in April 1995) . . . . . . . . . . . . . .         --           (225,000)
                                                                             ------------     -----------
          Cash proceeds from sale of interest in investment property. . . .  $      --             50,000
                                                                             ============     ===========
  Disposition of investment property:
    Balance due on long-term debt cancelled . . . . . . . . . . . . . . . .  $  5,196,401           --
    Accrued interest expense on accelerated long-term debt. . . . . . . . .     3,325,893           --
    Reduction of current assets and liabilities . . . . . . . . . . . . . .       359,031           --
    Reduction of investment property. . . . . . . . . . . . . . . . . . . .      (802,857)          --
                                                                             ------------     -----------
          Non-cash gain recognized due to lender realizing upon security. .  $  8,078,468           --
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


              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                           March 31,
                                    1996        1995         1995
                                  -------      ------    -------------
Property management
 and leasing fees . . . . . .     $38,104      40,997         --
Management fees to
 corporate general
 partner. . . . . . . . . . .        --        10,416         --
Insurance commissions . . . .         152          46         --
Reimbursement (at
 cost) for out-of-
 pocket salary and
 salary-related
 expenses related
 to the on-site
 and other costs
 for the Partner-
 ship and its
 investment
 properties . . . . . . . . .      23,420         189       49,898
                                  -------      ------       ------
                                  $61,676      51,648       49,898
                                  =======      ======       ======


HOLLY POND OFFICE CENTER

     On January 19, 1996, the mortgage lender realized upon its security and took title to the property.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued deprecation. The accompanying consolidated financial statements include $3,291,124 (net of venture partners' share of $708,876) recorded on January 1, 1996, as cumulative effect of an accounting change to record value impairment and $8,070,390 (net of venture partners' share of $8,078) of extraordinary gain on extinguishment of debt upon the lender taking title to the property for the three months ended March 31, 1996, and $37,239 and $201,299 of revenues and $122,501 and $377,645 of operating expenses for the three months ended March 31, 1996 and 1995. The property had a net carrying value of $4,802,857 at December 31, 1995.

     The Partnership will recognize a gain for Federal income tax purposes without any corresponding distributable proceeds in 1996.

GREENWAY TOWER OFFICE BUILDING

     The Greenway Tower Office Building has been incurring significant capital improvement expenditures, primarily resulting from leasing costs. These costs are being funded from its mortgage loan which allows funding for tenant improvements, leasing commissions, interest advances and capital improvements. As of March 31, 1996, $1,536,350 remains available for future advances.


SUNRISE MALL

     The Partnership was conducting a feasibility study to determine a financially competitive expansion and renovation of Sunrise Mall to accommodate certain retail tenants who had indicated an interest in possibly opening stores at the mall. Given the complexity of an expansion and renovation, the lengthy time span likely needed to complete the project and the Partnership's desire to wind up its affairs within the next few years, the Partnership determined it would be better for a buyer with a longer-term ownership perspective to undertake the expansion and renovation. Accordingly, in May 1996, the Partnership is distributing funds ($100 per Interest) no longer required for the potential project.

     Recent moveouts by certain non-anchor retail tenants have reduced the occupancy of the property to 83% and have adversely affected the property's net operating income to the point where the property may operate at a deficit after full debt service is paid. Therefore, the ability to generate any sale proceeds from the mall will be, in large part, dependent on attracting new tenants to the property. If the property is unsuccessful in increasing its rent paying occupancy and/or if the Partnership is unable to negotiate a reasonable debt modification, the lender may take title to the property, resulting in no proceeds to the partners. In such event, the Partnership would be expected to recognize a gain for financial reporting and Federal income tax purposes.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for three months ended March 31, 1996 and 1995.




PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     At March 31, the Partnership had cash and cash equivalents of approximately $158,000 and short-term investments of approximately $14,217,000. The Partnership will distribute funds ($100 per Interest) in May, 1996. Such remaining funds are available for capital improvements and working capital requirements.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and the corresponding increase in short-term investments at March 31, 1996 as compared to December 31, 1995 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1995 rather than as short-term investments at March 31, 1996.

     The decrease in land, building and improvements, accumulated depreciation, accrued rents receivable, current portion of long-term debt, accounts payable, accrued interest, accrued real estate taxes, tenant security deposits and venture partners' subordinated equity in ventures at March 31, 1996 as compared to December 31, 1995 is due primarily to the lender realizing upon its security in the Holly Pond Office Center in January 1996.

     The decrease in rental income, mortgage and other interest, depreciation, property operating expenses, professional services and amortization of deferred expenses for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily due to the lender realizing upon its security in the Holly Pond Office Center in January 1996, and the sale of the Partnership's interest in the Garret Mountain venture in January 1995.

     The decrease in interest income for the three months ended March 31, 1996 as compared to the same period in 1995 is a result of the temporary investment of sale proceeds in 1995 (approximately $12,000,000) which was distributed to the Limited Partners in February, 1995.

     The increase in Partnership's share of venture's operations for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily the result of the sale of the Partnership's remaining interest in Carlyle Seattle at December 31, 1995 and due to a lease termination fee received at the Greenway Tower Office Building in February, 1996.

     The gain on sale of interest in an investment property for the three months ended March 31, 1995 is due to the sale of the Partnership's interest in the Garret Mountain venture in January 1995.

     The extraordinary item - gain on forgiveness of debt for the three months ended March 31, 1996 is a result of the lender realizing upon its security in the Holly Pond Office Center in January 1996.

     The cumulative effect of an accounting change for the three months ended March 31, 1996 is a result of the Partnership recording of a provision for value impairment on the assets of the Holly Pond Office Center.




PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to the Notes to Consolidated Financial Statements filed with this report for discussions of default under, and the unsuccessful attempt to obtain refinancing, modification or extension of the mortgage loan secured by the Holly Pond Office Center which discussions are hereby incorporated herein by reference.



     ITEM 5.  OTHER INFORMATION

                                                              OCCUPANCY

The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1996.

                                                                              1995                             1996
                                                                 -------------------------------  -------------------------------
                                                                    At      At       At      At      At       At      At      At
                                                                   3/31    6/30     9/30   12/31    3/31     6/30    9/30   12/31
                                                                   ----    ----     ----   -----    ----     ----   -----   -----
 1. Holly Pond Office Center
     Stamford, Connecticut. . . . . . . . . . . . . . . . .         93%     90%      90%     90%     N/A

 2. Sunrise Mall
     Brownsville, Texas . . . . . . . . . . . . . . . . . .         89%     89%      88%     87%     83%

 3. Greenway Towers Office Building
     Dallas, Texas. . . . . . . . . . . . . . . . . . . . .         92%     86%      92%     91%     91%

- -------------


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

    10-C. Agreement by and among The Prudential Insurance Company of America and Holly Pond Associates Limited Partnership relating to the disposition of Holly Pond Office Center dated January 16, 1996 is incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-9726) dated March 25, 1996.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 10, 1996