Form 10-Q
period 1996-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP X
filed 1996-08-13
CIK 314459

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996    Commission file number 0-9726




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

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                                1996           1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  4,533,094     14,795,994
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .          203,810        257,286
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          225,819         89,230
                                                                            ------------   ------------
       Total current assets . . . . . . . . . . . . . . . . . . . . . .        4,962,723     15,142,510
                                                                            ------------   ------------
Investment properties, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,564,340      3,035,308
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       16,183,973     23,778,556
                                                                            ------------   ------------
                                                                              18,748,313     26,813,864
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       12,400,996     15,499,705
                                                                            ------------   ------------
       Total investment properties, net of accumulated depreciation . .        6,347,317     11,314,159
                                                                            ------------   ------------
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        1,251,683      1,217,075
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           81,272         81,272
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          201,225        371,497
                                                                            ------------   ------------
                                                                            $ 12,844,220     28,126,513
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            ----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    280,838      5,464,428
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          256,927        323,991
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           91,000      3,519,734
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          108,792        358,207
                                                                            ------------   ------------
       Total current liabilities. . . . . . . . . . . . . . . . . . . .          737,557      9,666,360
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .            8,905         77,818
Long-term debt, less current portion  . . . . . . . . . . . . . . . . .       11,367,219     11,510,916
                                                                            ------------   ------------
Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .       12,113,681     21,255,094

Venture partners' subordinated equity in ventures . . . . . . . . . . .        4,105,586      4,849,130

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (4,541,303)    (4,483,318)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (959,942)      (959,942)
                                                                            ------------   ------------
                                                                              (5,500,245)    (5,442,260)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .       90,049,709     90,049,709
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (8,940,312)   (13,601,461)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (78,984,199)   (68,983,699)
                                                                            ------------   ------------
                                                                               2,125,198      7,464,549
                                                                            ------------   ------------
       Total partners' capital accounts (deficits). . . . . . . . . . .       (3,375,047)     2,022,289
                                                                            ------------   ------------
                                                                            $ 12,844,220     28,126,513
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




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $   824,459     1,108,193     1,716,091     2,369,191
  Interest income . . . . . . . . . . . . . . . .      123,709       208,414       282,546       541,281
                                                   -----------    ----------   -----------    ----------
                                                       948,168     1,316,607     1,998,637     2,910,472
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      273,522       437,349       580,895       935,363
  Depreciation. . . . . . . . . . . . . . . . . .       86,469       149,222       172,820       323,587
  Property operating expenses . . . . . . . . . .      564,062       604,723     1,135,502     1,241,124
  Professional services . . . . . . . . . . . . .       42,024        87,129       121,491       220,568
  Amortization of deferred expenses . . . . . . .        --            7,924         --           25,017
  Management fees to corporate general partner. .        --            --            --           10,416
  General and administrative. . . . . . . . . . .       70,371        63,650       198,724       127,820
                                                   -----------    ----------   -----------    ----------
                                                     1,036,448     1,349,997     2,209,432     2,883,895
                                                   -----------    ----------   -----------    ----------
        Operating earnings (loss) . . . . . . . .      (88,280)      (33,390)     (210,795)       26,577
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .      (21,394)     (138,735)       34,608      (253,179)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . .        --              140            85           316
                                                   -----------    ----------   -----------    ----------
        Net operating earnings (loss) . . . . . .     (109,674)     (171,985)     (176,102)     (226,286)
Gain on sale of interest in
  investment property . . . . . . . . . . . . . .        --            --            --        1,350,289
                                                   -----------    ----------   -----------    ----------
        Net earnings (loss) before extra-
          ordinary item and cumulative
          effect of an accounting change. . . . .        --         (171,985)     (176,102)    1,124,003
Extraordinary item - Gain on forgiveness
  of indebtedness . . . . . . . . . . . . . . . .        --            --        8,070,390         --
Cumulative effect of an accounting change
  to record value impairment. . . . . . . . . . .        --            --       (3,291,124)        --
                                                   -----------    ----------   -----------    ----------
        Net income (loss) . . . . . . . . . . . .  $  (109,674)     (171,985)    4,603,164     1,124,003
                                                   ===========    ==========   ===========    ==========
        Net earnings (loss) per limited
          partnership interest:
            Net operating earnings (loss) . . . .  $     (1.05)        (1.65)        (1.69)        (2.17)
            Gain on sale of interest in
              investment property . . . . . . . .        --            --            --            13.37
            Extraordinary item. . . . . . . . . .        --            --            79.89         --
            Cumulative effect of an
              accounting change . . . . . . . . .        --            --           (31.59)        --
                                                   -----------    ----------   -----------    ----------
                                                   $     (1.05)        (1.65)        46.61         11.20
                                                   ===========    ==========   ===========    ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $    100.00         --           100.00        121.50
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




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 4,603,164       1,124,003
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       172,820         323,587
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .         --             25,017
    Partnership's share of operations of unconsolidated
      ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (34,608)        253,179
    Venture partners' share of ventures' operations,
      extraordinary item and cumulative effect of an
      accounting change . . . . . . . . . . . . . . . . . . . . . . . . . .      (700,883)           (316)
    Gain on sale of interest in investment property . . . . . . . . . . . .         --         (1,350,289)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .    (8,078,468)          --
    Cumulative effect of an accounting change . . . . . . . . . . . . . . .     4,000,000           --
 Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .        53,476         (23,517)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (136,589)       (132,683)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       (19,967)         13,869
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        48,668         (53,600)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (102,841)        317,531
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       115,209         110,310
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         --               (630)
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .       (80,019)        606,461
                                                                             ------------     -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (9,126,403)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .        (8,835)       (144,687)
  Cash proceeds from sale of interest in investment property. . . . . . . .         --             50,000
  Cash proceeds from prepayment of note receivable. . . . . . . . . . . . .         --            225,000
  Partnership's distributions from unconsolidated venture . . . . . . . . .         --             22,500
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         --            (84,011)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .        (8,835)     (9,057,601)
                                                                             ------------     -----------

Cash flows from financing activities:
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . .       (42,661)          --
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (130,885)       (119,064)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (10,000,500)    (12,149,392)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --             (6,250)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .   (10,174,046)    (12,274,706)
                                                                             ------------     -----------
        Net increase (decrease) in cash and
          cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .   (10,262,900)    (20,725,846)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    14,795,994      23,719,647
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $  4,533,094       2,993,801
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    683,735         617,832
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Sale of interest in investment property:
      Gain on sale of interest in investment property . . . . . . . . . . .  $      --          1,350,289
      Basis of interest in investment property. . . . . . . . . . . . . . .         --         (1,075,289)
      Note receivable (collected in April 1995) . . . . . . . . . . . . . .         --           (225,000)
                                                                             ------------     -----------
          Cash proceeds from sale of interest in investment property. . . .  $      --             50,000
                                                                             ============     ===========
  Disposition of investment property:
    Balance due on long-term debt cancelled . . . . . . . . . . . . . . . .  $  5,196,401           --
    Accrued interest expense on accelerated long-term debt. . . . . . . . .     3,325,893           --
    Reduction of current assets and liabilities . . . . . . . . . . . . . .       359,031           --
    Reduction of investment property. . . . . . . . . . . . . . . . . . . .      (802,857)          --
                                                                             ------------     -----------
          Non-cash gain recognized due to lender realizing upon security. .  $  8,078,468           --
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

                        JUNE 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                           June 30,
                                   1996         1995         1995
                                 --------      ------    -------------
Property management
 and leasing fees . . . . . .    $ 73,377      92,196         --
Management fees to
 corporate general
 partner. . . . . . . . . . .       --         10,416         --
Insurance commissions . . . .       9,763      12,602         --
Reimbursement (at
 cost) for out-of-
 pocket salary and
 salary-related
 expenses related
 to the on-site
 and other costs
 for the Partner-
 ship and its
 investment
 properties . . . . . . . . .      40,668         272       33,205
                                 --------     -------       ------
                                 $123,808     115,486       33,205
                                 ========     =======       ======

HOLLY POND OFFICE CENTER

     On January 19, 1996, the mortgage lender realized upon its security and took title to the property.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued deprecation. The accompanying consolidated financial statements include $3,291,124 (net of venture partners' share of $708,876) recorded on January 1, 1996, as cumulative effect of an accounting change to record value impairment and $8,070,390 (net of venture partners' share of $8,078) of extraordinary gain on extinguishment of debt upon the lender taking title to the property for the six months ended June 30, 1996, and $37,239 and $417,495 of revenues and $122,501 and $733,747 of operating expenses for the six months ended June 30, 1996 and 1995. The property had a net carrying value of $4,802,857 at December 31, 1995.

     The Partnership will recognize a gain for Federal income tax purposes without any corresponding distributable proceeds in 1996.

GREENWAY TOWER OFFICE BUILDING

     The Greenway Tower Office Building has been incurring significant capital improvement expenditures, primarily resulting from leasing costs. These costs are being funded from its mortgage loan which allows funding for tenant improvements, leasing commissions, interest advances and capital improvements. As of June 30, 1996, $1,536,350 remains available for future advances. The occupancy of the property increased to 97% during the quarter.


SUNRISE MALL

     The Partnership was conducting a feasibility study to determine a financially competitive expansion and renovation of Sunrise Mall to accommodate certain retail tenants who had indicated an interest in possibly opening stores at the mall. Given the complexity of an expansion and renovation, the lengthy time span likely needed to complete the project and the Partnership's desire to wind up its affairs within the next few years, the Partnership determined it would be better for a buyer with a longer-term ownership perspective to undertake the expansion and renovation. Accordingly, in May 1996, the Partnership made a distribution to the Limited Partners of $10,000,500 ($100 per Interest) which it no longer required for the potential project. The Partnership is currently marketing the property for sale.

     Moveouts by certain non-anchor retail tenants have reduced the occupancy of the property to 84% and have adversely affected the property's net operating income to the point where the property is expected to operate at a deficit. Due to this, the Partnership may determine that it is prudent to discontinue the payment of some or all of its debt service obligation and seek a modification of the mortgage loan on the property from its lender. Therefore, the ability to generate any sale proceeds from the mall, and the amount of such proceeds if a sale is consummated, will be, in large part, dependent on attracting new tenants to the property. In addition, if the property is unsuccessful in increasing its rent paying occupancy and/or if the Partnership is unable to negotiate a reasonable debt modification, the lender may take title to the property, resulting in no proceeds to the partners. In such event, the Partnership would be expected to recognize a gain for financial reporting and Federal income tax purposes.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for three and six months ended June 30, 1996 and 1995.




PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 3,877 Interests in the Partnership at $55 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 413 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offer and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     The Partnership distributed $10,000,500 ($100 per Interest) to the Limited Partners in May, 1996. At June 30, 1996, the Partnership had cash and cash equivalents of approximately $4,533,000. Such funds are available for capital improvements and working capital requirements.

     The General Partners of the Partnership expect to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold or disposed of in the near term), barring unforeseen economic developments.

Without a dramatic and unexpected improvement in market conditions, the Limited Partners will not receive a full return of their original investment.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the lender realizing upon its security in the Holly Pond Office Center in January 1996, and the sale of the Partnership's interest in the Garret Mountain venture in January 1995.

     The increase in escrow deposits at June 30, 1996 as compared to December 31, 1995 is primarily due to payments made into the escrow accounts for the payment of real estate taxes at the Sunrise Mall.

     The decrease in interest income for the three and six months ended June 30, 1996 as compared to the same periods in 1995 is primarily due to the distribution of $10,000,500 made to the Limited Partners in May, 1996. Additionally, the decrease in interest income for the six months ended June 30, 1996 as compared to the same period in 1995 is a result of the temporary investment of sale proceeds in 1995 (approximately $12,000,000) which was distributed to the Limited Partners in February, 1995.

     The increase in Partnership's share of venture's operations for the three and six months ended June 30, 1996 as compared to the same period in 1995 is primarily the result of the sale of the Partnership's remaining interest in Carlyle Seattle at December 31, 1995. Additionally, the increase in Partnership's share of venture's operations for the six months ended June 30, 1996 as compared to the same period in 1995 is due to a lease termination fee received at the Greenway Tower Office Building in February, 1996.



PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                              OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1996.

                                                                              1995                             1996
                                                                 -------------------------------  -------------------------------
                                                                    At      At       At      At      At       At      At      At
                                                                   3/31    6/30     9/30   12/31    3/31     6/30    9/30   12/31
                                                                   ----    ----     ----   -----    ----     ----   -----   -----
 1. Holly Pond Office Center
     Stamford, Connecticut. . . . . . . . . . . . . . . . .         93%     90%      90%     90%     N/A      N/A

 2. Sunrise Mall
     Brownsville, Texas . . . . . . . . . . . . . . . . . .         89%     89%      88%     87%     83%      84%

 3. Greenway Towers Office Building
     Dallas, Texas. . . . . . . . . . . . . . . . . . . . .         92%     86%      92%     91%     91%      97%

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 9, 1996