Form 10-Q
period 1996-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP X
filed 1996-11-13
CIK 314459

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996Commission file number 0-9726




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




                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    12




PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    14

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    15











PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                1996           1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  4,401,182     14,795,994
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .          156,608        257,286
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          294,114         89,230
                                                                            ------------   ------------
       Total current assets . . . . . . . . . . . . . . . . . . . . . .        4,851,904     15,142,510
                                                                            ------------   ------------
Investment properties, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,564,340      3,035,308
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       16,202,148     23,778,556
                                                                            ------------   ------------
                                                                              18,766,488     26,813,864
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       12,400,996     15,499,705
                                                                            ------------   ------------
       Total investment properties, net of accumulated depreciation . .        6,365,492     11,314,159
                                                                            ------------   ------------
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        1,243,457      1,217,075
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           95,600         81,272
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          213,111        371,497
                                                                            ------------   ------------
                                                                            $ 12,769,564     28,126,513
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            ----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    287,472      5,464,428
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          209,459        323,991
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           90,471      3,519,734
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          163,188        358,207
                                                                            ------------   ------------
       Total current liabilities. . . . . . . . . . . . . . . . . . . .          750,590      9,666,360
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .            8,905         77,818
Long-term debt, less current portion  . . . . . . . . . . . . . . . . .       11,292,815     11,510,916
                                                                            ------------   ------------
Commitments and contingencies

       Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .       12,052,310     21,255,094

Venture partners' subordinated equity in ventures . . . . . . . . . . .        4,105,586      4,849,130

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (4,541,874)    (4,483,318)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (959,942)      (959,942)
                                                                            ------------   ------------
                                                                              (5,500,816)    (5,442,260)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .       90,049,709     90,049,709
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (8,954,026)   (13,601,461)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (78,983,199)   (68,983,699)
                                                                            ------------   ------------
                                                                               2,112,484      7,464,549
                                                                            ------------   ------------
       Total partners' capital accounts (deficits). . . . . . . . . . .       (3,388,332)     2,022,289
                                                                            ------------   ------------
                                                                            $ 12,769,564     28,126,513
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




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $   825,581     1,185,467     2,541,672     3,554,658
  Interest income . . . . . . . . . . . . . . . .       51,716       216,541       334,262       757,822
                                                   -----------    ----------   -----------    ----------
                                                       877,297     1,402,008     2,875,934     4,312,480
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      271,945       436,545       852,840     1,371,908
  Depreciation. . . . . . . . . . . . . . . . . .        --          149,207       172,820       472,794
  Property operating expenses . . . . . . . . . .      502,044       697,464     1,637,544     1,938,588
  Professional services . . . . . . . . . . . . .       26,069           972       147,560       221,540
  Amortization of deferred expenses . . . . . . .        --            7,921         --           32,938
  Management fees to corporate general partner. .        --            --            --           10,416
  General and administrative. . . . . . . . . . .       83,300        96,731       282,024       224,551
                                                   -----------    ----------   -----------    ----------
                                                       883,358     1,388,840     3,092,788     4,272,735
                                                   -----------    ----------   -----------    ----------
        Operating earnings (loss) . . . . . . . .       (6,061)       13,168      (216,854)       39,745
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .       (8,224)   (1,452,151)       26,382    (1,705,330)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . .        --              146            85           462
                                                   -----------    ----------   -----------    ----------
        Net operating earnings (loss) . . . . . .      (14,285)   (1,438,837)     (190,387)   (1,665,123)
Gain on sale of interest in
  investment property . . . . . . . . . . . . . .        --            --            --        1,350,289
                                                   -----------    ----------   -----------    ----------
        Net earnings (loss) before extra-
          ordinary item and cumulative
          effect of an accounting change. . . . .      (14,285)   (1,438,837)     (190,387)     (314,834)

Extraordinary item - Net gain on forgiveness
  of indebtedness . . . . . . . . . . . . . . . .        --            --        8,070,390         --
Cumulative effect of an accounting change
  to record value impairment, net of
  venture partner's share . . . . . . . . . . . .        --            --       (3,291,124)        --
                                                   -----------    ----------   -----------    ----------
        Net income (loss) . . . . . . . . . . . .  $   (14,285)   (1,438,837)    4,588,879      (314,834)
                                                   ===========    ==========   ===========    ==========
        Net earnings (loss) per limited
          partnership interest:
            Net operating earnings (loss) . . . .  $     (.14)        (13.81)        (1.83)       (15.98)
            Gain on sale of interest in
              investment property . . . . . . . .        --            --              --          13.37
            Extraordinary item. . . . . . . . . .        --            --            79.89         --
            Cumulative effect of an
              accounting change . . . . . . . . .        --            --           (31.59)        --
                                                   -----------    ----------   -----------    ----------
                                                   $     (.14)        (13.81)        46.47         (2.61)
                                                   ===========    ==========   ===========    ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $     --            --           100.00        121.50
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




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 4,588,879        (314,834)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       172,820         472,794
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .         --             32,938
    Partnership's share of operations of unconsolidated
      ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (26,382)      1,705,330
    Venture partners' share of ventures' operations,
      extraordinary item and cumulative effect of an
      accounting change . . . . . . . . . . . . . . . . . . . . . . . . . .      (700,883)           (462)
    Gain on sale of interest in investment property . . . . . . . . . . . .         --         (1,350,289)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .    (8,078,468)          --
    Cumulative effect of an accounting change . . . . . . . . . . . . . . .     4,000,000           --
 Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       100,678         (21,551)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (204,884)       (201,128)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       (31,853)         17,087
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,201         (23,359)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (103,370)        475,558
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       169,605         197,574
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         --                369
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .      (112,657)        990,027
                                                                             ------------     -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (2,754,446)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (27,010)       (203,202)
  Cash proceeds from sale of interest in investment property. . . . . . . .         --             50,000
  Cash proceeds from prepayment of note receivable. . . . . . . . . . . . .         --            225,000
  Partnership's distributions from unconsolidated venture . . . . . . . . .         --             22,500
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (14,328)       (102,957)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .       (41,338)     (2,763,105)
                                                                             ------------     -----------

Cash flows from financing activities:
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . .       (42,661)          --
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (198,656)       (180,792)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (9,999,500)    (12,149,392)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --             (6,250)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .   (10,240,817)    (12,336,434)
                                                                             ------------     -----------
        Net increase (decrease) in cash and
          cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .   (10,394,812)    (14,109,512)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    14,795,994      23,719,647
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $  4,401,182       9,610,135
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    956,210         896,350
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Sale of interest in investment property:
      Gain on sale of interest in investment property . . . . . . . . . . .  $      --          1,350,289
      Basis of interest in investment property. . . . . . . . . . . . . . .         --         (1,075,289)
      Note receivable (collected in April 1995) . . . . . . . . . . . . . .         --           (225,000)
                                                                             ------------     -----------
          Cash proceeds from sale of interest in investment property. . . .  $      --             50,000
                                                                             ============     ===========
  Disposition of investment property:
    Balance due on long-term debt cancelled . . . . . . . . . . . . . . . .  $  5,196,401           --
    Accrued interest on accelerated long-term debt. . . . . . . . . . . . .     3,325,893           --
    Reduction of current assets and liabilities . . . . . . . . . . . . . .       359,031           --
    Reduction of investment property. . . . . . . . . . . . . . . . . . . .      (802,857)          --
                                                                             ------------     -----------
          Non-cash gain recognized due to lender realizing upon security. .  $  8,078,468           --
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

                      SEPTEMBER 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                         September 30,
                                   1996         1995         1996
                                 --------      ------    -------------
Property management
 and leasing fees . . . . . .    $106,974     135,584        --
Management fees to
 corporate general
 partner. . . . . . . . . . .      --          10,416        --
Insurance commissions . . . .      12,458      13,082        --
Reimbursement (at
 cost) for out-of-
 pocket salary and
 salary-related
 expenses related
 to the on-site
 and other costs
 for the Partner-
 ship and its
 investment
 properties . . . . . . . . .      61,059      91,360       42,893
                                 --------     -------       ------
                                 $180,491     250,442       42,893
                                 ========     =======       ======

HOLLY POND OFFICE CENTER

     On January 19, 1996, the mortgage lender realized upon its security and took title to the property.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued deprecation. The accompanying consolidated financial statements include $3,291,124 (net of venture partners' share of $708,876) recorded on January 1, 1996, as cumulative effect of an accounting change to record value impairment and $8,070,390 (net of venture partners' share of $8,078) of extraordinary gain on extinguishment of debt upon the lender taking title to the property for the nine months ended September 30, 1996, and $37,239 and $651,913 of revenues and $122,501 and $1,113,582 of operating expenses for the nine months ended September 30, 1996 and 1995. The property had a net carrying value of $4,802,857 at December 31, 1995.

     The Partnership will recognize a gain for Federal income tax purposes without any corresponding distributable proceeds in 1996.

GREENWAY TOWER OFFICE BUILDING

     In January 1989, the Partnership and its venture partner agreed to amend the existing partnership agreement for the Greenway Associates Partnership which is a venture partner in Greenway Tower Joint Venture ("Greenway Tower"), discussed below. The amendment provides, among other changes, that distributions of net sales or refinancing proceeds first be used to pay back to any disproportionate contributions (as defined) made by either partner. Any remaining proceeds are then to be allocated first to the venture partner up to $2,800,000 and then to the Partnership up to $11,200,000. After that, any remaining proceeds are to be allocated with respect to the partnership percentages.

     In September 1987, Greenway Associates entered into an agreement with a venture partner to form the Greenway Tower Joint Venture. The terms of the Greenway Tower agreement called for contributions of the property, subject to the original first mortgage, plus additional cash contributions from both partners. In October 1992, Greenway Tower refinanced the outstanding debt secured by the property. Pursuant to the replacement financing, the lender is entitled to 50% of the net cash flow of the property and 50% of the net proceeds from a sale or refinancing of the property with the remainder to be divided between the partners with respect to their partnership interests. In addition, the Greenway Tower Joint Venture agreement was amended to reflect a 45% interest for Greenway Associates and a 55% interest for the venture partner.

     Greenway Associates has been discussing a potential buyout of its interest in the Greenway Tower Joint Venture by its venture partner. Any proceeds received in such transaction would all be allocated to the Partnership based on the amount of the Partnership's disproportionate contributions made, as discussed above. However, there can be no assurance that an agreement will be reached with the venture partner, on any terms.

     The Greenway Tower Office Building has been incurring significant capital improvement expenditures, primarily resulting from leasing costs. These costs are being funded from its mortgage loan which allows funding for tenant improvements, leasing commissions, interest advances and capital improvements. As of September 30, 1996, $1,403,681 remains available for future advances. The occupancy of the property decreased to 95% during the quarter.

SUNRISE MALL

     The Partnership was conducting a feasibility study to determine a financially competitive expansion and renovation of Sunrise Mall to accommodate certain retail tenants who had indicated an interest in possibly opening stores at the mall. Given the complexity of an expansion and renovation, the lengthy time span likely needed to complete the project and the Partnership's desire to wind up its affairs within the next few years, the Partnership determined it would be better for a buyer with a longer-term ownership perspective to undertake the expansion and renovation. Accordingly, in May 1996, the Partnership made a distribution to the Limited Partners of $9,999,500 ($100 per Interest) which it no longer required for the potential project.

     During the fourth quarter of 1996, the Partnership, through the Sunrise Brownsville Associates, Ltd. joint venture sold the land and related improvements known as the Sunrise Mall. The purchaser was not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The sale price of the land and improvements was approximately $12,085,000 (after deducting selling costs), which was paid in cash at closing. A significant portion of the sales proceeds was utilized to retire the mortgage debt with an outstanding balance of approximately $11,557,000. The Partnership has agreed to pay the lender a portion of the net sales proceeds (after certain adjustments) as a mortgage prepayment fee. This amount is currently estimated to be approximately $165,000. As a result of the sale, the Partnership expects to realize a gain of approximately $5,500,000 for financial reporting purposes and $5,900,000 for Federal income tax purposes in 1996. The Partnership is planning to hold the remaining proceeds for future distribution to the Limited Partners.

     The property was classified as held for sale or disposition as of July 1, 1996 and, therefore, has not been subject to continued depreciation.
The accompanying consolidated financial statements include $2,489,829 and $2,718,999 of revenues and $2,540,706 and $2,541,230 of operating expenses for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $6,365,492 at September 30, 1996 and $6,511,302 at December 31, 1995.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for three and nine months ended September 30, 1996 and 1995.




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

     The Partnership distributed $9,999,500 ($100 per Interest) to the Limited Partners in May, 1996. At September 30, 1996, the Partnership had cash and cash equivalents of approximately $4,400,000. Such funds are available for capital improvements and working capital requirements.

     The Partnership sold its Sunrise investment property in October 1996 and is holding the remaining sales proceeds for future distribution to the Limited Partners. In addition, the Partnership expects to distribute some sales proceeds from the disposition of its Greenway Towers investment property, the Limited Partners will receive over the entire term of the Partnership significantly less than their original investment. The General Partners of the Partnership expect to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the remaining property is sold or disposed of in the near term), barring unforeseen economic developments.


RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the lender realizing upon its security in the Holly Pond Office Center in January 1996, and the sale of the Partnership's interest in the Garret Mountain venture in January 1995.

     The increase in escrow deposits at September 30, 1996 as compared to December 31, 1995 is primarily due to payments made into the escrow accounts for the payment of real estate taxes at the Sunrise Mall.

     The decrease in interest income for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 is primarily due to the distribution of $9,999,500 made to the Limited Partners in May, 1996 as discussed above. Additionally, the decrease in interest income for the nine months ended September 30, 1996 as compared to the same period in 1995 is a result of the temporary investment of sale proceeds in 1995 (approximately $12,000,000) which was distributed to the Limited Partners in February, 1995.

     The decrease in depreciation expense for the three and nine months ended September 30, 1996 as compared to the same period in 1995 is due to the classification of the Sunrise Mall as assets held for sale or distribution on July 1, 1996, and therefore not subject to continued depreciation.

     The increase in Partnership's share of venture's operations for the three and nine months ended September 30, 1996 as compared to the same period in 1995 is primarily due to the $1,300,000 provision for value impairment made as of September 30, 1995 (all of which was allocated to the Partnership) and the sale of the Partnership's remaining interest in Carlyle Seattle at December 31, 1995. Additionally, the increase in Partnership's share of venture's operations for the nine months ended September 30, 1996 as compared to the same period in 1995 is due to a lease termination fee received at the Greenway Tower Office Building in February, 1996.






PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                              OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1996.

                                                                              1995                             1996
                                                                 -------------------------------  -------------------------------
                                                                    At      At       At      At      At       At      At      At
                                                                   3/31    6/30     9/30   12/31    3/31     6/30    9/30   12/31
                                                                   ----    ----     ----   -----    ----     ----   -----   -----
 1. Holly Pond Office Center
     Stamford, Connecticut. . . . . . . . . . . . . . . . .         93%     90%      90%     90%     N/A      N/A     N/A

 2. Sunrise Mall (1)
     Brownsville, Texas . . . . . . . . . . . . . . . . . .         89%     89%      88%     87%     83%      84%     84%

 3. Greenway Towers Office Building
     Dallas, Texas. . . . . . . . . . . . . . . . . . . . .         92%     86%      92%     91%     91%      97%     95%

-------------


     (1)  This property was sold by the Partnership in October, 1996 as more fully described in the notes to consolidated financial statements.

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

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.




                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 8, 1996