Form 10-K405
period 1996-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP X
filed 1997-03-28
CIK 314459

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1996                  Commission file no. 0-9726


              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
        (Exact name of registrant as specified in its charter)



          Illinois                        36-3057941
(State of organization)        (I.R.S. Employer Identification No.)



   900 N. Michigan Ave., Chicago, Illinois    60611
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




                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   2

Item 2.      Properties . . . . . . . . . . . . . . . . .   6

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   8

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .   8


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . .   8

Item 6.      Selected Financial Data. . . . . . . . . . .   9

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  11

Item 8.      Financial Statements and Supplementary Data.  13

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  35


PART III

Item 10.     Directors and Executive Officers of the
             Partnership. . . . . . . . . . . . . . . . .  35

Item 11.     Executive Compensation . . . . . . . . . . .  38

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management. . . . . . . . . . . .  39

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  40


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  40


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  42












                                    i




                                PART I


ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Real Estate Limited Partnership - X (the "Partnership"), was a limited partnership formed in 1979 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest primarily in improved income-producing commercial and residential real property. A total of 100,000 Limited Partnership Interests (the "Interests") were sold to the public at $1,000 per Interest pursuant to a public offering. The offering closed in February 1981. No Limited Partner made any additional capital contribution after such date. The Limited Partners of the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments were held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments were located throughout the nation and it had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and would not have been material to an understanding of the Partnership's business taken as a whole. The Partnership made a liquidating distribution of $5,296,735 to its Limited Partners on December 31, 1996, and terminated its operations and dissolved the Partnership effective December 31, 1996. At sale of a particular property, the net proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership made the real property investments set forth in the following table:






Name, Type of Property                     Date of          Sale or
    and Location                Size      Purchase       Disposal Date           Type of Ownership
----------------------          ----      --------      --------------           ----------------------
 1.  Lone Pine/Bloomfield
      Office Center
      Bloomfield Hills,
      Michigan. . . . .        75,300      8-13-80          6-30-86              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)

 2.  Graystone Office/
      Warehouse
      Dallas, Texas . .        97,000      8-13-80          7-4-89               fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
 3.  Windmill Park
      Apartments
      Midland, Texas. .       228 units    6-12-80          9-23-92              fee ownership of land and
                                                                                 improvements (through joint
                                                                                 venture partnership)
 4.  Park Place Towers
      Office Center
      Birmingham,
      Alabama . . . . .       305,900      7-14-80          6-13-91              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
 5.  Centroplex Office
      Building
      White Plains,
      New York. . . . .       412,000      8-1-80           7-10-91              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
 6.  Sunrise Mall
      Brownsville,
      Texas . . . . . .       311,000      9-1-80          10-23-96              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               g.l.a.                                            venture partnership) (a)
 7.  Summit North
      Apartments
      Atlanta,
      Georgia . . . . .       250 units    9-17-80          6-16-83              fee ownership of land and
                                                                                 improvements (through joint
                                                                                 venture partnership)





Name, Type of Property                     Date of          Sale or
    and Location                Size      Purchase       Disposal Date           Type of Ownership
----------------------          ----      --------       -------------           ----------------------

 8.  Holly Pond
      Office Center
      Stamford,
      Connecticut . . .        64,000     12-17-80          1-19-96              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
                                                                                 (b)(d)
 9.  Main Place
      Apartments
      Mesa, Arizona . .       336 units   11-27-80          6-27-90              fee ownership of land and
                                                                                 improvements (through joint
                                                                                 venture partnership)
10.  Garret Mountain
      Office Center
      West Paterson,
      New Jersey. . . .       122,400     10-29-80          1-25-95              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)(b)(c)
11.  Washington Office
      Building
      Washington, DC. .       260,000     12-18-80          9-30-88              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
12.  Double Tree Apartments
      El Paso, Texas. .       284 units   12-17-80          3-18-93              fee ownership of land and
                                                                                 improvements
13.  Frontier Mall
      Cheyenne,
      Wyoming . . . . .       232,000     12-16-80         10-31-93              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               g.l.a.                                            venture partnership)
14.  Union Plaza
      Office Building
      Oklahoma City,
      Oklahoma. . . . .       250,000     12-31-80          8-31-93              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
15.  Seattle Arcade
      Office Building
      Seattle,
      Washington. . . .        90,000     12-30-80          8-8-83               fee ownership of land and
                               sq.ft.                                            improvements
                               n.r.a.




Name, Type of Property                     Date of          Sale or
    and Location                Size      Purchase       Disposal Date           Type of Ownership
----------------------          ----      --------       -------------           ---------------------

16.  Westwood Plaza
      Shopping Center
      Westwood,
      New Jersey. . . .       174,000     12-17-80          8-22-88              fee ownership of land and
                               sq.ft.                                            improvements and ground
                               g.l.a.                                            leasehold interest in land
                                                                                 (through joint venture
                                                                                 partnership)
17.  Silvermine
      Apartments
      Victoria,
      Texas . . . . . .      216 units    12-19-80         11-29-94              fee ownership of land and
                                                                                 improvements (through joint
                                                                                 venture partnership)
                                                                                 (a)(b)
18.  Sunset Limited
      Apartments
      Harris County,
      Texas . . . . . .       288 units    2-6-81           6-5-90               fee ownership of land and
                                                                                 improvements
19.  Highpoint Shopping
      Center
      Harris County,
      Texas . . . . . .        21,000      2-6-81           2-5-91               fee ownership of land and
                               sq.ft.                                            improvements
                               g.l.a.
20.  Greenway Towers
      Office Building
      Dallas, Texas . .       185,700      6-30-81         12-26-96              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership) (b)(c)
21.  First Interstate
      Center
      Seattle,
      Washington. . . .       893,000     12-29-82         12-15-95              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land (through
                                                                                 joint venture partner-
                                                                                 ship) (b)(c)





---------------

  (a) This property has been sold. Reference is made to the Notes for a description of the sale of such real property investment.

  (b) Reference is made to the Notes for a general description of the joint venture partnership through which the Partnership made this real property investment.

  (c) The Partnership sold its interest in this property. Reference is made to the Notes for a description of the sale of such Partnership interest.

  (d) During January 1996, the lender realized upon its security and took title to this property. Reference is made to the Notes for a description of such disposition by the Partnership.






     The Partnership's real property investments were subject to competi-tion from similar types of properties (including in certain areas properties owned by affiliates of the General Partner) in the respective vicinities in which they were located. Such competition was generally for the retention of existing tenants. Additionally, the Partnership was in competition for new tenants in markets where significant vacancies were present. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is made. The Partnership maintained the suitability and competitiveness of its properties in their markets primarily on the basis of effective rents, tenant allowances and service provided to tenants.

     On January 19, 1996, the Lender concluded its proceedings to realize upon its security and took title to the Holly Pond Office Center.
Reference is made to the Notes for a description of such transaction.

     On October 23, 1996, the Partnership sold the Sunrise Mall property. Reference is made to the Notes for a further description of such transaction.

     On December 26, 1996, the Partnership sold its interest in the Greenway Tower venture to its venture partner. Reference is made to the Notes for a further description of such transaction.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is made for a description of such terms and transactions.



ITEM 2.  PROPERTIES

     The Partnership owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:






                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
1. Holly Pond
    Office Center
    Stamford, Connecticut . .  Financial Ser-
                               vices/Attorneys       93%   90%    90%    90%   N/A    N/A   N/A    N/A

2. Sunrise Mall
    Brownsville, Texas. . . .  Retail                89%   89%    88%    87%   83%    84%   84%    N/A

3. Greenway Towers
    Office Building
    Dallas, Texas . . . . . .  Insurance             92%   86%    92%    91%   91%    97%   95%    N/A

--------------------

    An "N/A" indicates that the property was sold or was not owned by the Partnership at the end of the period.





ITEM 3.  LEGAL PROCEEDINGS

     At the time of liquidation the Partnership was not subject to any pending material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1996 and 1995.




                                    PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
             AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 10,322 record holders of the 99,995 Interests outstanding in the Partnership. On December 31, 1996, the Partnership made a liquidating distribution and terminated its operations and dissolved the Partnership. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Corporate General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners.





ITEM 6.  SELECTED FINANCIAL DATA

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                  DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                           AND YEARS ENDED DECEMBER 31, 1995, 1994, 1993 AND 1992
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $  3,158,154     5,734,107     8,998,039     9,668,173    12,851,389
                           ============   ===========   ===========   ===========  ============
Operating earnings
 (loss) . . . . . . . . .  $   (593,042)     (197,836)      (96,843)   (3,800,303)   (3,056,251)
Partnership's share
 of operations of
 unconsolidated
 ventures . . . . . . . .         1,971    (1,875,002)     (563,775)     (429,451)    3,012,015
Venture partners'
 share of ventures'
 operations . . . . . . .            71           635        10,250       522,333    (2,633,434)
                          -------------  ------------   ----------- -------------   -----------
Net operating
 earnings (loss). . . . .      (591,000)   (2,072,203)     (650,368)   (3,707,421)   (2,677,670)
Gain (loss) on sale
 or disposition of
 investment proper-
 ties or interest in
 investment properties,
 net. . . . . . . . . . .     9,103,674     7,065,757    11,122,225    10,367,072      (763,877)
                          -------------  ------------   ----------- -------------   -----------
Net earnings (loss)
 before extraordinary
 items and cumulative
 effect of an account-
 ing change . . . . . . .     8,512,674     4,993,554    10,471,857     6,659,651    (3,441,547)
Extraordinary items,
 net. . . . . . . . . . .     7,960,843         --         (146,856)        --        2,411,425
Cumulative effect of
 an accounting change,
 net. . . . . . . . . . .    (3,248,506)        --            --            --            --
                          -------------  ------------   ----------- -------------   -----------
      Net earnings
        (loss). . . . . . $  13,225,011     4,993,554    10,325,001     6,659,651    (1,030,122)
                          =============  ============   =========== =============   ===========





                               1996          1995           1994         1993           1992
                          -------------  ------------   ----------- -------------   -----------

Net earnings (loss)
 per Interest (b):
  Net operating
   earnings (loss). . . .  $      (5.67)       (19.89)        (6.24)       (35.59)       (25.70)
  Gain (loss) on
   sale or disposi-
   tion of investment
   properties, net. . . .         36.32         69.95        110.11        102.63         (7.56)
  Extraordinary
   items, net . . . . . .         78.86         --            (1.41)        --            23.87
  Cumulative effect
   of an accounting
   change . . . . . . . .        (31.19)        --            --            --            --
                           ------------   -----------   ----------- -------------   -----------

                           $      78.32         50.06        102.46         67.04         (9.39)
                           ============   ===========   =========== =============   ===========

Total assets. . . . . . .  $  5,296,735    28,126,513    49,762,290    45,329,353    66,343,472
Long-term debt. . . . . .  $      --       11,510,916    12,391,857    16,530,351    23,234,806
Cash distributions
 per Interest (c)(d). . .  $     100.00        127.50         39.00         15.00          6.00
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

  (c)   Cash distributions from the Partnership were generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year was equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.

  (d)   This amount does not include the final liquidating cash distribution of $5,296,735 ($52.97 per Interest)
to the Limited Partners paid by the Partnership on December 31, 1996.





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $90,000,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital reserves. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     During 1996 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% Interests in the Partnership at amounts ranging from $30 to $55 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate.
As of the date of this report, the Partnership is aware that 407.25 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, the Partnership had, from time to time, received inquires from other third parties that may have considered making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries were generally preliminary in nature. The board of directors of JMB Realty Corporation ("JMB") the Corporate General Partner of the Partnership, had established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee had retained independent counsel to advise it in connection with any potential tender offers for Interests and had retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to potential tender offers for Interests.

     In October 1996, the Partnership sold the Sunrise Mall. Reference is made to the Notes for a further description of such sale.

     In December 1996, the Partnership sold its interest in the Greenway Tower Joint Venture to its venture partner. Reference is made to the Notes for a further description of such sale.

     On December 31, 1996, the Partnership made a final liquidating distribution of $5,296,735 ($52.97 per Interest) to the Limited Partners.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the sale of the Partnership's interest in the Greenway Tower Joint Venture in December 1996, the sale of the Sunrise Mall in October 1996, the lender realizing upon its security in the Holly Pond Office Center in January 1996, the sale of the Partnership's interest in the Garret Mountain Venture in January 1995 and the sale of the Silvermine Apartments in November 1994.

     The decrease in cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 is primarily due to the distribution of $9,999,500 ($100 per Interest) made to the Limited Partners in May 1996. This is partially offset by proceeds received totalling approximately $1,266,000 from the sale of the Sunrise Mall in October 1996 and the sale of the Partnership's interest in the Greenway Tower Joint Venture in December 1996.





     The decrease in interest income for 1996 as compared to 1995 is primarily due to the distribution of $9,999,500 in May 1996 reducing the average balance of interest earning investments for 1996. The increase in interest income in 1995 as compared to 1994 is primarily the result of an increase in the average balance of investments in U.S. Government obligations in 1995. This increase is also due to an increase in the average rate of interest earned on investments in U.S. Government obligations in 1995.

     The decrease in depreciation for 1996 as compared to 1995 is primarily due to the classification of the Sunrise Mall as an asset held for sale or disposition on July 1, 1996, and therefore not subject to continued depreciation.

     The increase in general and administrative expenses for 1996 as compared to 1995 and 1994 is primarily due to an increase in certain costs due to the winding up of the Partnership.

     The increase in Partnership's share of operations of unconsolidated venture for 1996 as compared to 1995 and decrease in 1995 as compared to 1994 is primarily due to Greenway Towers $1,300,000 provision for value impairment made as of September 30, 1995 (all of which was allocated to the Partnership) to reduce the net carrying value of the Greenway Towers Office Building. Additionally, the increase in 1996 as compared to 1995 is due to the sale of the Partnership's remaining interest in Carlyle Seattle in December 1995.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 (Immediately prior to final liquidating distribution) and December 31, 1995

Consolidated Statements of Operations, years ended December 31,
  1996 (Immediately prior to final liquidating distribution), 1995 and 1994

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1996 (Immediately prior to final liquidating distribution), 1995 and 1994

Consolidated Statements of Cash Flows, years ended December 31,
  1996 (Immediately prior to final liquidating distribution), 1995 and 1994

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.












                        INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - X (a limited partnership) and consolidated ventures as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - X and consolidated ventures at December 31, 1996 (immediately prior to final liquidating distribution) and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 (immediately prior to final liquidating distribution), in conformity with generally accepted accounting principles.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                             KPMG PEAT MARWICK LLP


Chicago, Illinois
March 14, 1997





                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

        DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION) AND DECEMBER 31, 1995

                                                   ASSETS
                                                   ------
                                                                            1996              1995
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    $ 5,296,735       14,795,994
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .          --             257,286
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          --              89,230
                                                                         -----------      -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .      5,296,735       15,142,510
                                                                         -----------      -----------
Investment properties, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           3,035,308
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .          --          23,778,556
                                                                         -----------      -----------
                                                                               --          26,813,864
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .          --          15,499,705
                                                                         -----------      -----------
          Total investment properties,
            net of accumulated depreciation . . . . . . . . . . . . .          --          11,314,159
                                                                         -----------      -----------
Investment in unconsolidated ventures, at equity. . . . . . . . . . .          --           1,217,075
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          --              81,272
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .          --             371,497
                                                                         -----------      -----------
                                                                         $ 5,296,735       28,126,513
                                                                         ===========      ===========





                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1996              1995
                                                                         -----------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .    $     --           5,464,428
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          --             323,991
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          --           3,519,734
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .          --             358,207
                                                                         -----------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .          --           9,666,360
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .          --              77,818
Long-term debt, less current portion. . . . . . . . . . . . . . . . .          --          11,510,916
                                                                         -----------      -----------

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .          --          21,255,094

Venture partners' subordinated equity in ventures . . . . . . . . . .          --           4,849,130
Partners' capital accounts (deficits):
  General partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .         49,935            1,000
     Cumulative net earnings (loss) . . . . . . . . . . . . . . . . .        910,007       (4,483,318)
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .       (959,942)        (959,942)
                                                                         -----------      -----------
                                                                               --          (5,442,260)
                                                                         -----------      -----------
  Limited partners:
     Capital contributions, net of offering costs . . . . . . . . . .     90,049,709       90,049,709
     Cumulative net earnings (loss) . . . . . . . . . . . . . . . . .     (5,769,775)     (13,601,461)
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (78,983,199)     (68,983,699)
                                                                         -----------      -----------
                                                                           5,296,735        7,464,549
                                                                         -----------      -----------
          Total partners' capital accounts. . . . . . . . . . . . . .      5,296,735        2,022,289
                                                                         -----------      -----------

                                                                         $ 5,296,735       28,126,513
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




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

            YEARS ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                                                1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $  2,771,229        4,778,321       8,284,677
  Interest income . . . . . . . . . . . . . . . . .         386,925          955,786         713,362
                                                       ------------     ------------    ------------

                                                          3,158,154        5,734,107       8,998,039
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .         922,028        1,806,279       3,108,450
  Depreciation. . . . . . . . . . . . . . . . . . .         172,820          621,708       1,173,001
  Property operating expenses . . . . . . . . . . .       1,915,455        2,832,486       4,018,407
  Professional services . . . . . . . . . . . . . .         289,873          300,423         294,686
  Amortization of deferred expenses . . . . . . . .           --               9,171         207,632
  Management fees to corporate general
    partner . . . . . . . . . . . . . . . . . . . .           --              52,081          41,669
  General and administrative. . . . . . . . . . . .         451,020          309,795         251,037
                                                       ------------     ------------    ------------
                                                          3,751,196        5,931,943       9,094,882
                                                       ------------     ------------    ------------

     Operating earnings (loss). . . . . . . . . . .        (593,042)        (197,836)        (96,843)

Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . . .           1,971       (1,875,002)       (563,775)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . . .              71              635          10,250
                                                       ------------     ------------    ------------

     Net operating earnings (loss). . . . . . . . .        (591,000)      (2,072,203)       (650,368)





                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Gain on sale or disposition of
  investment properties or interest in
  investment property, net of venture
  partner's gain (loss) of ($4,105,680) in 1996
  and $1,297,406 in 1994. . . . . . . . . . . . . .       9,103,674        7,065,757      11,122,225
                                                       ------------     ------------    ------------
     Net earnings (loss) before
       extraordinary items and
        cumulative effect of an
        accounting change . . . . . . . . . . . . .        8,512,674       4,993,554      10,471,857

Extraordinary item - prepayment penalties,
  net of venture partners' share of $146,856
  in 1994 . . . . . . . . . . . . . . . . . . . . .        (146,982)           --           (146,856)
Extraordinary item - gain on forgiveness
  of indebtedness, net of venture partner's
  gain of $8,116 in 1996. . . . . . . . . . . . . .       8,107,825            --              --
Cumulative effect of an accounting change,
  net of venture partner's share of $751,494
  in 1996 . . . . . . . . . . . . . . . . . . . . .      (3,248,506)           --              --
                                                       ------------     ------------    ------------
     Net earnings (loss). . . . . . . . . . . . . .    $ 13,225,011        4,993,554      10,325,001
                                                       ============     ============    ============
     Net earnings (loss) per limited
       partnership interest:
         Net operating earnings (loss). . . . . . .     $     (5.67)         (19.89)           (6.24)
         Gain on sale or disposi-
           tion of investment
           properties, net. . . . . . . . . . . . .           36.32            69.95          110.11
         Extraordinary items, net . . . . . . . . .           78.86            --              (1.41)
         Cumulative effect of an
           accounting change. . . . . . . . . . . .          (31.19)           --              --
                                                       ------------     ------------    ------------
                                                       $      78.32            50.06          102.46
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




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

       YEARS ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION), 1995 AND 1994


                                 GENERAL PARTNERS                                     LIMITED PARTNERS
                ------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF       NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficit)
 December 31,
 1993 . . . .  $1,000   (4,550,420)    (903,693)  (5,453,113)   90,049,709  (28,852,914) (52,334,185)  8,862,610

Net earnings
 (loss) . . .    --         79,333        --          79,333         --      10,245,668        --     10,245,668
Cash distribu-
 tions ($39.00
 per limited
 partnership
 interest). .    --          --         (25,001)     (25,001)        --           --      (3,900,151) (3,900,151)
               ------  -----------     --------   ----------    ----------  -----------  ----------- -----------
Balance
 (deficit)
 December 31,
 1994 . . . .   1,000   (4,471,087)    (928,694)  (5,398,781)   90,049,709  (18,607,246) (56,234,336) 15,208,127

Net earnings
 (loss) . . .    --        (12,231)        --        (12,231)        --       5,005,785        --      5,005,785
Cash distribu-
 tions ($127.50
 per limited
 partnership
 interest). .    --          --         (31,248)     (31,248)        --           --     (12,749,363)(12,749,363)
               ------  -----------     --------   ----------    ----------  -----------  ----------- -----------
Balance
 (deficit)
 December 31,
 1995 . . . .   1,000   (4,483,318)    (959,942)  (5,442,260)   90,049,709  (13,601,461) (68,983,699)  7,464,549





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                                 GENERAL PARTNERS                                    LIMITED PARTNERS
                ------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF       NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------

Net earnings
 (loss) . . .    --      5,393,325        --       5,393,325         --       7,831,686        --      7,831,686
Capital con-
 tributions .  48,935        --           --          48,935
Cash distribu-
 tions ($100
 per limited
 partnership
 interest)
 (1). . . . .    --          --           --           --            --           --      (9,999,500) (9,999,500)
               ------  -----------     --------   ----------    ----------  -----------  -----------  ----------
Balance
 (deficit)
 December 31,
 1996 (1) . . $49,935      910,007     (959,942)       --       90,049,709   (5,769,775) (78,983,199)  5,296,735
               ======  ===========     ========   ==========    ==========  ===========  ===========  ==========



(1)  Immediately prior to final distribution.










                          See accompanying notes to consolidated financial statements.




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION), 1995 AND 1994


                                                            1996            1995            1994
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $13,225,011        4,993,554      10,325,001
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .         172,820          621,708       1,173,001
    Amortization of deferred expenses . . . . . . .           --               9,171         207,632
    Partnership's share of operations of
      unconsolidated ventures . . . . . . . . . . .          (1,971)       1,875,002         563,775
    Venture partners' share of ventures'
      operations, extraordinary item and
      cumulative effect of an accounting
      change. . . . . . . . . . . . . . . . . . . .      (4,849,130)            (635)      1,140,300
    Total gain on sale of investment properties
      or interest in investment property. . . . . .      (4,997,993)      (7,065,757)    (12,419,631)
    Total extraordinary items . . . . . . . . . . .      (7,968,959)           --            293,712
    Cumulative effect of an accounting
      change. . . . . . . . . . . . . . . . . . . .       4,000,000            --              --
  Changes in:
    Rents and other receivables . . . . . . . . . .         112,275          (27,887)       (113,103)
    Escrow deposits . . . . . . . . . . . . . . . .          89,230          (54,716)        149,379
    Accrued rents receivable. . . . . . . . . . . .         (34,743)         (15,558)        (91,667)
    Accounts payable. . . . . . . . . . . . . . . .        (140,039)         (27,667)       (143,608)
    Accrued interest. . . . . . . . . . . . . . . .         (59,746)         633,023         810,180
    Accrued real estate taxes . . . . . . . . . . .         (81,084)         (83,489)       (417,870)
    Tenant security deposits. . . . . . . . . . . .         (11,122)          59,018         (38,559)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .        (545,451)         915,767       1,438,542
                                                        -----------      -----------     -----------





                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995            1994
                                                        -----------      -----------     -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments. . . . . . . . . . . . .           --           3,120,977      14,483,890
  Additions to investment properties. . . . . . . .         (33,075)        (237,719)       (546,394)
  Cash proceeds from sale of investment
    properties, net of selling expenses . . . . . .       1,266,160           50,000       1,631,512
  Cash proceeds from prepayment of note
    receivable. . . . . . . . . . . . . . . . . . .           --             225,000           --
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . .           --              22,500      11,058,159
  Writeoff of deferred expenses . . . . . . . . . .           --              85,835           --
  Payment of deferred expenses. . . . . . . . . . .         (14,728)         (81,272)       (187,521)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .       1,218,357        3,185,321      26,439,646
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (221,600)        (244,130)       (343,606)
  Venture partner's contributions to venture. . . .           --               --             31,302
  Distributions to venture partners . . . . . . . .           --               --           (578,460)
  Distributions to limited partners . . . . . . . .      (9,999,500)     (12,749,363)     (3,900,151)
  Contributions from general partners . . . . . . .          48,935          (31,248)        (25,001)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .     (10,172,165)     (13,024,741)     (4,815,916)
                                                        -----------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .      (9,499,259)      (8,923,653)     23,062,272

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .      14,795,994       23,719,647         657,375
                                                        -----------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .     $ 5,296,735       14,795,994      23,719,647
                                                        ===========      ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .     $   981,774        1,173,256       2,298,270
                                                        ===========      ===========     ===========





                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995            1994
                                                        -----------      -----------     -----------
  Non-cash investing and financing activities:
    Disposition of investment properties:
      Balance due on long-term debt canceled. . . .    $  5,196,401            --              --
      Accrued interest expense on accelerated
        long-term debt. . . . . . . . . . . . . . .       3,459,988            --              --
      Reduction of investment properties. . . . . .        (802,857)           --              --
      Reduction of current assets and
        liabilities . . . . . . . . . . . . . . . .         262,409            --              --
                                                        -----------      -----------     -----------
          Non-cash gain recognized due to
            lender realizing upon security. . . .       $ 8,115,941            --              --
                                                        ===========      ===========     ===========
    Sale of investment properties:
      Total sales proceeds, net of
        selling expenses. . . . . . . . . . . . . .     $12,120,485            --          5,610,644
      Prepayment penalty. . . . . . . . . . . . . .        (146,982)           --           (153,865)
      Principal balance due on mortgage payable . .     (11,557,343)           --         (3,825,267)
                                                        -----------      -----------     -----------
          Cash proceeds from sale of investment
            properties, net of selling expenses . .     $   416,160            --          1,631,512
                                                        ===========      ===========     ===========
    Sale of interest in investment property:
      Gain (loss) on sale of interest in
        investment property . . . . . . . . . . . .     $  (366,084)       1,350,289           --
      Basis of interest in investment property. . .       1,216,084       (1,075,289)          --
      Note receivable . . . . . . . . . . . . . . .           --            (225,000)          --
                                                        -----------      -----------     -----------
          Cash proceeds from sale of interest
            in investment property. . . . . . . . .     $   850,000           50,000           --
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




              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO
            FINAL LIQUIDATING DISTRIBUTION), 1995 AND 1994



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consisted of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned consolidated ventures, Holly Pond Associates ("Holly Pond"), Garret Mountain Office Center Associates I ("Garret Mountain"), Victoria Apartments Partnership ("Victoria"), and Greenway Associates ("Greenway"). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Carlyle Seattle Associates ("Carlyle Seattle"), and Greenway Tower Joint Venture ("Greenway Tower"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle Seattle and Carlyle Seattle's venture, Wright-Carlyle Seattle ("First Interstate") or Greenway's venture, Greenway Tower.

     The Partnership records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the consolidated ventures as described above. Such GAAP and consolidation adjustments were not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 (immediately prior to final liquidating distribution) and December 31, 1995 is summarized as follows:






                                                    1996                               1995
                                   --------------------------------    ------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      -----------      ------------     ----------
Total assets. . . . . . . . . . . .    $ 5,296,735        5,296,735       28,126,513      21,192,781
Partners' capital accounts
 (deficit):
    General partners. . . . . . . .          --               --          (5,442,260)       (979,448)
    Limited partners. . . . . . . .      5,296,735        5,296,735        7,464,549      17,667,759
Net earnings (loss):
    General partners. . . . . . . .      5,393,325          930,513          (12,231)      1,087,042
    Limited partners. . . . . . . .      7,831,686       (2,371,524)       5,005,785         769,592
Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .          78.32           (23.72)           50.06            7.70
                                      ============       ==========       ==========    ============






     The net earnings (loss) per limited partnership interest is based upon the Interests outstanding at the end of each period. Also, because net earnings are computed immediately prior to dissolution, Holders of interests may have on dissolution, an additional capital gain or loss depending on the Holders basis for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 required the Partnership to present a statement which classifies receipts and payments according to whether they stemmed from operating, investing or financing activities. The required information has been segregated and accumulated according to the classification specified in the pronouncement. Partner-ship distributions from unconsolidated ventures were considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership recorded amounts held in U.S. Government obligations at cost which approximated market. For the purposes of these financial statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none and $13,503,187 at December 31, 1996 and 1995, respectively) as cash equivalents, which included investments in an institutional mutual fund which holds United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consisted primarily of leasing fees incurred in connection with procuring tenants and loan fees incurred in connection with the acquisition of the properties. Deferred leasing fees were amortized using the straight-line method over the terms stipulated in the related agreements. Deferred loan fees were amortized over the related loan periods.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, rental income was accrued for the full period of occupancy on a straight-line basis.

     No provision for state or Federal income taxes had been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership had been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to Partners.

     Depreciation on the operating properties had been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, the $4,000,000 impairment loss on the Holly Pond Office Center investment property, which was categorized as held for sale or disposition at January 1, 1996 upon adoption of SFAS 121, has been reflected in the accompanying consolidated financial statements as the cumulative effect of an accounting change as provided by SFAS 121. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which was secured by the property. There was no assurance that any estimated fair value of these properties would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     Under the prior accounting policy, provisions for value impairment were recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale were less than the property's carrying value. The amount of any such impairment loss recognized by the Partnership was limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 was determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership recognized, at a minimum, a net gain for financial reporting purposes (comprised of gain on extinguishment of debt and gain or loss on the sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     In addition, upon the disposition of any impaired property, the Partnership generally recognized more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's prior impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this accounting statement impacted the Partnership's reported earnings, there was no impact on cash flows. Further, any such impairment loss was not recognized for Federal income tax purposes.

     The results of operations for consolidated properties sold or disposed of during the past three years were ($250,615), ($2,063,365) and ($529,100), respectively, for the years ended December 31, 1996, 1995 and 1994.

     In addition, the accompanying consolidated financial statements include $0, ($345,431), ($411,465), respectively, of the Partnership's share of total property operations of $0, ($1,293,750) and ($1,618,070) of the unconsolidated property sold or disposed of in the past three years.


INVESTMENT PROPERTIES

     CARLYLE SEATTLE

     During 1982, the Partnership acquired, through a joint venture ("First Interstate") between Carlyle Seattle and the developer, an office building in Seattle, Washington. Carlyle Seattle was a joint venture between the Partnership and Carlyle Real Estate Limited Partnership-XII ("C-XII"), an affiliated partnership sponsored by the Corporate General Partner of the Partnership. Under the terms of the First Interstate venture agreement, Carlyle Seattle made initial cash contributions aggregating $30,000,000 ($8,000,000 by the Partnership).





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

     Prior to the sale transaction described below, Carlyle Seattle was generally entitled to receive a cumulative $2,400,000 per annum preferred distribution of cash flow. Any excess cash flow was first distributable to the First Interstate joint venture partner up to the next $500,000 then 50% to Carlyle Seattle and 50% to the First Interstate joint venture partner. Operating profits or losses of the First Interstate joint venture generally were allocated in the same ratio as the allocation of annual cash flow, however, the joint venture partner was to be allocated not less than 25% of such profits and losses.

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





     On December 15, 1995, the unaffiliated venture exercised its option to purchase the Partnership's remaining 50.05% interest in Carlyle Seattle for $21,350,000. The exercise price was satisfied by applying the $5,000,000 option purchase price paid at the initial closing and applying the balance of unpaid principal ($15,000,000) and accrued interest ($1,406,250) on the Carlyle Seattle loan. Therefore, there are no additional cash proceeds from the sale of Carlyle Seattle's remaining 50.05% interest. As a result of this transaction, Carlyle Seattle realized a gain on sale of approximately $21,406,000 for financial reporting purposes in 1995 of which the Partnership's share is approximately $5,715,000.

     The office building was managed by an affiliate of the First
Interstate joint venture partner for a fee computed at 2% of base and percentage rents.

     GREENWAY TOWER OFFICE BUILDING

     Greenway Associates had been discussing a potential buyout of its interest in the Greenway Tower Joint Venture by its venture partner. On December 26, 1996 the venture partner purchased Greenway Associates interest in the Greenway Tower Joint Venture for $850,000, which was paid in cash at closing. The Partnership received the entire $850,000 of sale proceeds as repayment of disproportionate contributions and accrued but unpaid return on such contributions as defined in the Greenway Associates amended venture agreement (discussed below). As a result of this transaction, the venture recognized a loss of approximately $366,000 of which the Partnership's share was a gain of approximately $3,740,000 for financial reporting purposes and a gain of approximately $1,539,000 of which the Partnership's share was approximately $601,000 for Federal income tax purposes in 1996.

     In January 1988, the Partnership and its venture partner agreed to amend the existing partnership agreement for the Greenway Associates Partnership which is a venture partner in Greenway Tower Joint Venture ("Greenway Tower"), discussed below. The amendment provided, among other changes, that distributions of net sales or refinancing proceeds first be used to pay back to any disproportionate contributions (as defined) and any accrued but unpaid return on such contributions made by either partner.
Any remaining proceeds were then to be allocated first to the venture partner up to $2,800,000 and then to the Partnership up to $11,200,000.
All remaining proceeds were to be allocated with respect to the venture ownership percentages.

     In September 1987, Greenway Associates entered into an agreement with an additional venture partner to form a new venture, Greenway Tower. The terms of the Greenway Tower agreement called for contributions of the property, subject to the original first mortgage loan, plus additional cash contributions from both partners.

     In October 1992, the Greenway Tower venture refinanced the first and second mortgage notes with a new first mortgage note of $9,000,000. The initial advance of the note was $5,750,000 and allowed for additional advances of up to $3,250,000 for approved tenant improvements, leasing commissions, interest advances, capital improvements and under certain circumstances borrower equity repayments. Such replacement financing matures October 31, 1999 and requires monthly installments of interest equal to the "Contract Interest Rate", computed as 3.75% per annum in excess of the lender's composite commercial paper rate. To the extent such rate exceeded 9% in year one, 9.5% in year two, 10% in years three and four and 10.5% in years five through seven ("Applicable Base Percentage Rate"), the venture may defer the difference for a given month provided that the total interest deferred does not exceed 10% of the existing loan balance. Any deferred interest was due when and to the extent that in any one month the Contract Index Rate was less than the Applicable Base Percentage Rate along with the existing principal balance upon maturity of the loan. Pursuant to the replacement financing, the lender participates in 50% of the net cash flow from the property as well as in 50% of any net proceeds resulting from the sale of the property. In addition, the Greenway Tower Joint Venture agreement was amended to reflect a 45% interest for Greenway Associates and a 55% interest for the venture partner. In 1995 or 1996, no such excess cash flow or sale proceeds participation had been paid or accrued by Greenway. In order to secure the replacement financing, the venture had been required to make a capital contribution of $635,574 ($286,008 of which was paid by the Partnership); however, portions of this contribution could have been refunded to the venture. The Partnership had received a partial refund of approximately $261,000 (including interest) of its original contribution.

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

Such residential real estate was sold in 1996 for nominal proceeds.

     SILVERMINE APARTMENTS

     On November 29, 1994, the Partnership through its venture, Victoria Apartments Partnership, sold the land, buildings, related improvements and personal property of the Silvermine Apartments, located in Victoria, Texas for $5,750,000. After retirement of the related mortgage note, payment of a mortgage prepayment fee, closing costs and prorations, cash proceeds from the sale was $1,635,663, of which the Partnership received $1,143,216. As a result of the sale, the Partnership recognized a net gain of $1,601,796 (comprised of a gain on sale of investment property of $1,748,652 and an extraordinary loss of $146,856 due to the prepayment fee and the retirement of deferred expenses related to the mortgage note for financial reporting purposes, net of the venture partner's share of $1,150,550). In addition, the Partnership recognized a gain in 1994 of $3,161,480 for Federal income tax purposes.

     GARRET MOUNTAIN

     On January 25, 1995, the Partnership sold its interest in the Garret Mountain venture to its venture partner. The sale price was $300,000, represented by $50,000 in cash at closing and an interest bearing note for $250,000 originally due February 1, 1997. The note earned interest at 10% per annum and was payable in monthly payments of interest only until maturity when the full principal balance was scheduled to be due. The note provided that at any time on or prior to April 25, 1995, the venture partner could prepay the note in whole, without penalty or additional interest, by the payment to the Partnership of a discounted sum of $225,000, together with any accrued but unpaid interest then owing on the outstanding principal balance of the note on the date of such discounted prepayment. The venture partner exercised this option on April 24, 1995, therefore, the sale price was adjusted to $275,000 to reflect the discounted payment.

     As a result of the sale of its interest, the Partnership had recognized in 1995 a gain of $1,350,289 for financial reporting purposes and $1,631,285 for Federal income tax purposes.





     The Garret Mountain venture had approached the first mortgage lender in an effort to negotiate debt service relief on the 12-5/8% first mortgage note secured by the Garret Mountain Office Center in West Paterson, New Jersey. Effective November 1, 1993, the venture began making cash flow debt service payments. The venture remitted cash flow from the property to the first mortgage lender through March 1994, at which time an agreement was reached whereby reduced monthly payments were submitted while negotiations continued. The venture was unable to finalize a modification of the debt with the first mortgage lender and subsequently reached an agreement with another mortgage lender to retire the first and second mortgage notes with a new first mortgage note.

     In October 1989, the venture obtained a short-term (one year) second mortgage in the amount of $1,000,000 secured by the Garret Mountain Office Center, located in West Paterson, New Jersey, and the venture. The second mortgage was subsequently extended to September 1, 1991, August 1, 1992, August 1, 1993 and July 31, 1996 and was assumed by the venture partner at sale of the Partnership's interest.

     HOLLY POND OFFICE CENTER

     On January 19, 1996, the mortgage lender realized upon its security and took title to the property.

     The Holly Pond venture ceased making debt service payments, effective August 1, 1990, on the long-term, non-recourse mortgage note secured by Holly Pond Office Center located in Stamford, Connecticut and sought a modification of the note terms. In November 1991, the lender commenced proceedings to obtain title to the property. In conjunction with the lender's actions, it came to the venture's attention that there were traces of petroleum-based contaminant evident in a sump well located in the building's garage. The venture's initial environmental investigation indicated that, although some contamination was located on the property, the cause of the problem was most likely a result of certain activities of the owner of a neighboring land parcel. The Partnership notified the owner of the neighboring land parcel and had subsequently initiated litigation regarding the responsibility for the clean-up of the contaminant ("Environmental Action"). As a result, the lender suspended its efforts to obtain title to the property pending the results of the venture's investigation and litigation. Although the Partnership believed the owner of the neighboring parcel would ultimately bear financial responsibility for the clean-up, the Partnership had accrued $21,600 for potential future costs related to the clean-up. Such accrual is reflected in accounts payable in the accompanying 1995 consolidated balance sheet. Because the venture had been unable to secure debt service relief, the Partnership had decided, based upon current and anticipated future market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit any additional amounts to the property. As part of the property turnover, the Partnership assigned to the lender or its assignee the right to proceed with the Environmental Action and obtained from the lender release of liability associated with the above described environmental condition. The loan has been classified at December 31, 1995 as a current liability in the accompanying consolidated financial statements.

     The Partnership recognized a gain of $3,404,444 for Federal income tax purposes without any corresponding distributable proceeds in 1996 due to the transfer of title as discussed above. The accompanying consolidated financial statements include $8,107,825 (net of venture partners' share of $8,116) of extraordinary gain on extinguishment of debt upon the lender taking title to the property for the twelve months ended December 31, 1996.

In addition, the Partnership recorded a provision for value impairment of $3,248,506 (net of venture partners' share of $751,494) as of January 1, 1996 to reflect the then estimated fair value of the property based upon the use of an appropriate capitalization rate on the property's net operating income. As the Partnership had previously committed to a plan to sell or dispose of the property, such provision has been reflected as the cumulative effect of an accounting change (related to the adoption of SFAS 121, as described above) in the accompanying consolidated financial statements. In addition, as the property was classified as held for sale or disposition January 1, 1996, the property was no longer subject to continued depreciation.

     SUNRISE MALL

     The Partnership was conducting a feasibility study to determine a financially competitive expansion and renovation of Sunrise Mall to accommodate certain retail tenants who had indicated an interest in possibly opening stores at the mall. Given the complexity of an expansion and renovation, the lengthy time span likely needed to complete the project and the Partnership's desire to wind up its affairs, the Partnership determined it would be better for a buyer with a longer-term ownership perspective to undertake the expansion and renovation.

     As the Partnership had committed to a plan to sell or dispose of the property, the property was classified as held for sale or disposition as of July 1, 1996 and therefore was not subject to continued depreciation.

     On October 23, 1996, the Partnership, sold the land and related improvements known as the Sunrise Mall. The purchaser was not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The sale price of the land and improvements was approximately $12,120,000 (after deducting selling costs), which was paid in cash at closing. A significant portion of the sales proceeds was utilized to retire the mortgage debt with an outstanding balance of approximately $11,557,000. The Partnership agreed to pay the lender a portion of the net sales proceeds (after certain adjustments) as a mortgage prepayment fee. This amount was $146,982 and is reflected as an extraordinary item in 1996 in the accompanying consolidated financial statements. As a result of the sale, the Partnership realized a gain of $5,364,077 for financial reporting purposes and $5,707,893 for Federal income tax purposes in 1996.

LONG-TERM DEBT - GENERAL

     Long-term debt of the Partnership and its consolidated ventures consists of the following at December 31, 1996 and 1995:

                                              1996          1995
                                          -----------   -----------
11-1/2% mortgage note; secured by the
 Holly Pond office building in Stamford,
 Connecticut; payable in monthly install-
 ments of $53,009, (including interest)
 subject to call on June 1, 1997 when
 the remaining balance was scheduled to
 be payable; satisfied in full in
 January 1996 by the lender realizing
 upon its security interest in the
 property . . . . . . . . . . . . . . .  $      --         5,196,401

9-3/8% mortgage note; secured by the
 Sunrise Mall shopping center in
 Brownsville, Texas; payable in monthly
 installments of $113,415 (including
 interest) until January 1, 2001 when the
 remaining balance of $10,149,489 is payable,
 retired in October 1996 at sale. . . .         --        11,778,943
                                            ----------    ----------
    Total debt. . . . . . . . . . . . .         --        16,975,344
    Less current portion
      of long-term debt . . . . . . . .         --         5,464,428
                                            ----------    ----------
    Total long-term debt. . . . . . . .     $   --        11,510,916
                                            ==========    ==========




PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations were allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale, refinancing or other disposition of investment properties were to be allocated to the General Partners to the greater of any cash distributions of the proceeds of any such sale, refinancing or other disposition (as described below) or 1% of the profits from the sale, refinancing or other disposition. Losses from the sale, refinancing or other disposition of investment properties were to be allocated 1% to the General Partners. The remaining sale, refinancing or other disposition profits and losses were to be allocated to the Limited Partners. During 1996, a reallocation of gains was made among the partners for financial reporting purposes. Such reallocation did not have an effect on total assets, total partners' capital or net earnings.

     The General Partners were not required to make any capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Accordingly, immediately prior to termination and dissolution, the General Partners contributed $48,935 to the Partnership which was included in the final liquidating distribution to the Limited Partners. Distributions of "net cash receipts" of the Partnership were to be allocated 90% to the Limited Partners and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership).

     The Partnership Agreement provided that the General Partners were to receive as a distribution from the sale of a real property by the Partnership 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners were to receive 100% of such net sale proceeds until the Limited Partners (i) received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the third calendar quarter of 1981. The Limited Partners did not receive cash distributions to satisfy these requirements.

     In addition, the Partnership Agreement provided that notwithstanding any allocation contained in the Agreement, if, at any time profits are realized by the Partnership, any current or anticipated event would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. A portion of the 1996, 1995 and 1994 Partnership gains for Federal income tax purposes were reallocated to the General Partners in accordance with this provision. In general, the effect of this provision was to allow the deferral of recognition of taxable gain to the Limited Partners.


MANAGEMENT AGREEMENTS

     Physical management of the properties was performed by the joint venture partners or their affiliates or by an affiliate of the General Partners. Cash flow deficits were normally the responsibility of each of the ventures and compensation to the managers was generally calculated at a percentage of gross receipts, a portion of which was subordinated to the Partnership's receipt of its preferential returns.





     An affiliate of the General Partners of the Partnership managed the Sunrise Mall in Brownsville, Texas. Management fees were calculated at a percentage of the certain gross revenues from the property.


LEASES - AS PROPERTY LESSOR

     The Partnership had determined that all leases relating to Sunrise Mall were properly classified as operating leases; therefore, rental income was reported when earned, and the cost of each of the properties, excluding the cost of land, was depreciated over their estimated useful lives.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996, 1995 and 1994 are as follows:

                                                         UNPAID AT
                                                        DECEMBER 31,
                             1996      1995      1994      1996
                           --------  --------  -------- ------------
Property management
 and leasing fees . . . .  $130,425   183,387   178,247       --
Management fees to
 corporate general
 partner. . . . . . . . .     --       52,081    41,669       --
Insurance commissions . .     6,018    13,310   (3,924)       --
Reimbursement (at cost)
 for accounting services.    11,568    76,361    81,796       --
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .    24,874    30,497     5,537       --
Reimbursement (at cost)
 for legal services . . .     8,932     2,906     8,768       --
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses .    11,467    71,941     4,397       --
                           --------  --------  --------     -----
                           $193,284   430,483   316,490       --
                           ========  ========  ========     =====







ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1996 and 1995.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB had responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, was directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle -IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus"), Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.- IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.- VII ("JMB Income-VII"), JMB Income Properties, Ltd. -X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")), Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.




     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also a director of USC, Inc. and also a director of a number of investment companies advised or managed by T. Rowe Price Associates and affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.





ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership was required to pay a management fee to the Corporate General Partner and the General Partners were entitled to receive a share of cash distributions, when and as cash distributions were made to the Limited Partners, and a share of profits or losses. In 1996, 1995 and 1994, the General Partners received distributions of $0, $31,248 and $25,001, respectively. Management fees earned by the Corporate General Partner in 1996, 1995 and 1994 were $0, $52,081 and $41,669, respectively. In addition, the General Partners received $930,513 of Partnership income for Federal income tax purposes in 1996.

     The Partnership was permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10 above.

     An affiliate of the Corporate General Partner provided property management services to the Partnership in 1996 for the Sunrise Mall. In 1996, such affiliate earned property management fees amounting to $130,425 for such services, all of which were paid as of December 31, 1996. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner of the Partnership, is entitled to receive insurance brokerage commissions in connection with providing insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved. Fees of $6,018 were received by the Corporate General Partner in 1996.

     The General Partners were reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $11,467, all of which was paid at December 31, 1996.

     Additionally, the General Partners were reimbursed for salaries, salary-related expenses and direct expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and in the operation of the Partnership's real property investments. In 1996, such costs were $45,374, all of which was paid as of December 31, 1996.

     The General Partners contributed $48,935 in 1996 to the Partnership which was included in the final liquidating distribution to the Limited Partners.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The following or group was known by the Partnership to have owned beneficially more than 5% of the outstanding Interests of the Partnership (immediately prior to final liquidating distribution).

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

     (b) The Corporate General Partner, its officers and directors and the Associate General Partner owned as a group the following Interests of the Partnership (immediately prior to final liquidating distribution):

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

     (c)  There existed no arrangement, known to the Partnership, the operation of which would have resulted in a change in control of the Partnership.

     (1)  Included 8 Interests owned by officers or their relatives for which each officer had investment and voting power as to such interests so owned.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

     No officer or director of the Corporate General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.




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

                3-C.   Acknowledgement of rights and duties of the
General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q/A (File No. 0-
9726) dated November 25, 1996.

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

                10-G. Documents relating to the sale of Sunrise Mall in Brownsville, Texas are incorporated herein by reference to the Partnership's Report for October 23, 1996 on Form 8-K (File No. 0-9726) dated November 7, 1996.

                10-H. Documents relating to the sale of the Partner-ship's interest in the Greenway Tower Joint
Venture dated December 26, 1996 are filed herewith.

                24.    Powers of Attorney

                27.    Financial Data Schedule

          ---------------

    (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

          (i) The Partnership's Report on Form 8-K (File No. 0-9726) for October 23, 1996 (describing the sale transaction of Sunrise Mall in Brownsville, Texas) was filed. This report was dated November 7, 1996.


     No annual report for the fiscal year 1996 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.





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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X
             By:     JMB Realty Corporation
                     Corporate General Partner


                     GAILEN J. HULL
             By:     Gailen J. Hull
                     Senior Vice President
             Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             By:     JMB Realty Corporation
                     Corporate General Partner

                     JUDD D. MALKIN*
             By:     Judd D. Malkin, Chairman and
                     Chief Financial Officer
             Date:   March 21, 1997

                     NEIL G. BLUHM*
             By:     Neil G. Bluhm, President and Director
             Date:   March 21, 1997

                     H. RIGEL BARBER*
             By:     H. Rigel Barber, Chief Executive Officer
             Date:   March 21, 1997

                     GLENN E. EMIG*
             By:     Glenn E. Emig, Chief Operating Officer
             Date:   March 21, 1997


                     GAILEN J. HULL
             By:     Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
             Date:   March 21, 1997

                     A. LEE SACKS*
             By:     A. Lee Sacks, Director
             Date:   March 21, 1997

                     STUART C. NATHAN*
             By:     Stuart C. Nathan, Executive Vice President
                       and Director
             Date:   March 21, 1997

             *By:    GAILEN J. HULL, Pursuant to Power of Attorney


                     GAILEN J. HULL
             By:     Gailen J. Hull, Attorney-in-Fact
             Date:   March 21, 1997




              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - X

                             EXHIBIT INDEX

                                              DOCUMENT
                                            INCORPORATED
                                            BY REFERENCE        PAGE
                                            ------------        ----

3-A.      Pages 6-13, 101-103, A-5
          to A-9 and A-11 to A-17
          of the Prospectus of the
          Partnership dated May 29, 1980          Yes

3-B.      Amended and Restated Agreement
          of Limited Partnership                  Yes

3-C.      Acknowledgement of rights and
          duties of the General Partners
          of the Partnership                      Yes

4.        Long-term mortgage note documents
          related to the Sunrise Mall             Yes

10-A.     Acquisition documents related to
          the Sunrise Mall                        Yes

10-B.     Agreement related to Silvermine Sale    Yes

10-C.     Letter regarding sale of interest in
          First Interstate                        Yes

10-D.     Agreement of Limited Partnership of
          Wright Carlyle Seattle                  Yes

10-E.     Documents relating to sale of Garret
          Mountain Office Center                  Yes

10-F.     Agreement relating to disposition of
          Holly Pond                              Yes

10-G.     Documents relating to sale of
          Sunrise Mall                            Yes

10-H.     Documents relating to sale of
          interest in Greenway Tower Joint
          Venture                                  No

24.       Powers of Attorney                       No

27.       Financial Data Schedule                  No